Form 10QSB
period 2001-06-30
NBO SYSTEMS  INC
filed 2002-05-02
CIK 1145731

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001            Commission file number 0-33037


                              NBO SYSTEMS, INC.




Maryland                                                           87-0527348
(State or other jurisdiction of           (I.R.S. Employer Identification No)
incorporation or organization)


                       3676 W. California Ave. Bldg. D
                         Salt Lake City, Utah 84104
                  (Address of Principal Executive Offices)


                               (801) 887-7000
                       (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes      No _X_


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


As of June 30, 2001, the number of shares outstanding of the registrant's only class of common stock was 15,797,900.

Transitional Small Business Disclosure Format (check one):   Yes __ No  X

                              TABLE OF CONTENTS



                                                            Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Balance Sheets as of June 30, 2001 (unaudited) and                3
          March 31, 2001

          Statements of Operations for the Three Months ended               5
          June 30, 2001 (unaudited) and 2000 (unaudited)

          Statement of Stockholders' Deficit for the Three Months           6
          ended June 30, 2001 (unaudited)

          Statements of Cash Flows for the Three Months ended               7
          June 30, 2001 (unaudited) and 2000 (unaudited)

          Notes to Condensed Consolidated Financial Statements              9
          (unaudited)

Item 2Management's   Discussion  and  Analysis  of   Financial
      Condition and Results of Operations                                13

PART II - OTHER INFORMATION

Item 2Changes in Securities                                               21

Item 4Submission of Matters to a Vote of Securities Holders               22

Item 6Exhibits and Reports on Form 8-K                                    23

Signatures                                                                 24

PART I.   FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NBO Systems, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                                  June 30,
                                                    2001         March 31,
                                                (unaudited)         2001
CURRENT ASSETS
Cash                                          $           -   $        7,866
Restricted cash                                  10,274,536       10,438,926
Accounts receivable, net of allowance for
uncollectible accounts of $5,000 in June 30,
2001 and March 31, 2001                             137,957          133,258
Employee advances                                       462            1,667
Inventory (Note D)                                   33,838           19,141
Prepaid expenses                                     55,651           59,231
                                                 ----------       ----------
Total current assets                             10,502,444       10,660,089


PROPERTY AND EQUIPMENT, NET                       1,582,945        1,646,380

OTHER ASSETS, NET                                   474,053          546,399
                                                 ----------       ----------
                                              $  12,559,442   $   12,852,868
                                                 ==========       ==========

                                 (continued)

      The accompanying notes are an integral part of these statements.

                              NBO Systems, Inc.

              CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED



                    LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                June 30,
                                                  2001           March 31,
                                               (unaudited)         2001
CURRENT LIABILITIES
Checks written in excess of cash in bank    $      282,825   $             -
Gift certificates payable                       10,274,536        10,438,926
Accounts payable                                   391,745           461,584
Accrued liabilities                                366,234           336,387
Notes to stockholders                            1,550,875         1,554,065
Notes to officer                                   250,000           250,000
Current maturities of long-term obligations         42,461            66,138
                                               -----------       -----------
Total current liabilities                       13,158,676        13,107,100

LONG-TERM LIABILITIES
Deferred gain                                        3,125             5,000
                                               -----------       -----------

                                                13,161,801        13,112,100
Total liabilities

COMMITMENTS AND CONTINGENCIES (Note G)                   -                 -

STOCKHOLDERS' DEFICIT (Notes E and H)
Capital stock
Convertible redeemable preferred stock, par
value $1.00; authorized 1,000,000 shares;
issued and outstanding 48,952 shares;
redemption value $2.20 per share                    48,952            48,952
Common stock, par value $0.0005; authorized
20,000,000 shares; 15,797,900 and
15,608,511 shares issued and outstanding at
June 30, 2001 and March 31, 2001                     7,898             7,804
Subscriptions receivable                          (17,900)          (17,900)
Additional paid-in capital                      19,939,984        18,962,236
Accumulated deficit                           (20,581,293)      (19,260,324)
                                              ------------      ------------
Total stockholders' deficit                      (602,359)         (259,232)
                                              ------------      ------------
                                            $   12,559,442   $    12,852,868
                                              ============      ============

      The accompanying notes are an integral part of these statements.

                              NBO, Systems Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                               Three months ended June 30,
                                                   2001            2000
Revenues
Third party gift certificates                $      351,862  $          700
Merchant fees earned from retailers                  23,352          16,445
Convenience fees earned from customers                1,648           3,308
Equipment and software income                         7,350           7,525
Interest on restricted cash                          65,390          60,981
                                               ------------    ------------
                                                    449,602          88,959
Cost of revenues
Third party gift certificates                       305,063             636
Other                                                52,304          56,025
                                               ------------    ------------
                                                    357,367          56,661
                                               ------------    ------------
Gross profit                                         92,235          32,298
Operating expenses
Personnel                                           770,115         624,948
Legal and accounting                                 50,502           1,954
Rent                                                 77,632          67,507
Office                                              106,616          98,929
Consulting                                                -          19,419
Travel                                               22,263          36,802
Bad debts                                             6,558           2,000
Marketing                                            19,859          38,315
Depreciation and amortization                        86,822          39,858
Miscellaneous                                         7,339           5,233
                                               ------------    ------------
                                                  1,147,706         934,965
                                               ------------    ------------
Operating loss                                  (1,055,471)       (902,667)
Other income (expense)
Interest expense                                  (269,881)       (181,525)
Interest income                                       5,306          11,881
Loss on disposal of other assets, and                 (923)               -
property and equipment
Other income                                              -             267
                                               ------------    ------------
                                                  (265,498)       (169,377)
                                               ------------    ------------
NET LOSS                                     $  (1,320,969)  $  (1,072,044)
                                               ============    ============
Net loss per common share - basic and
diluted (Note F)                             $       (0.08)  $       (0.07)
                                               ============    ============
Weighted-average number of common shares
outstanding - basic and diluted (Note F)         15,686,347      14,676,016
                                               ============    ============

      The accompanying notes are an integral part of these statements.

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                  For the three months ended June 30, 2001

                                   Preferred stock         Common stock
                                   Number
                                     of                  Number
                                   shares    Amount    of shares     Amount
Balance at April 1, 2001            48,952 $  48,952   15,608,511  $   7,804
Common stock issued for
  Payment of interest                    -         -       11,376          5
  Cash (net of issuance costs of
$16,494)                                 -         -      178,013         89
  Interest expense recognized on
beneficial conversion features on
notes payable                            -         -            -          -
  Common stock options and
warrants issued for services and
compensation                             -         -            -          -
  Stock warrants issued for
interest                                 -         -            -          -
Net loss                                 -         -            -          -
                                  --------   -------   ----------    -------
Balance at June 30, 2001            48,952 $  48,952   15,797,900  $   7,898
                                  ========   =======   ==========    =======

       The accompanying notes are an integral part of this statement.
                                      6

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                  For the three months ended June 30, 2001
                                 (CONTINUED)

                     Subscrip-
                       tions      Additional
                      Receiv-       paid-in     Accumulated
                        able        capital       deficit          Total
Balance at April 1,
2001                $ (17,900)  $  18,962,236 $  (19,260,324) $    (259,232)
Common stock issued
for
  Payment of
interest                     -         50,045               -         50,050
  Cash (net of
issuance costs of
$16,494)                     -        766,001               -        766,090
  Interest expense
recognized on
beneficial
conversion features
on notes payable             -        131,076               -        131,076
  Common stock
options and
warrants issued for
services and
compensation                 -          9,573               -          9,573
  Stock warrants
issued for interest          -         21,053               -         21,053
Net loss                     -              -     (1,320,969)    (1,320,969)
                      --------     ----------    ------------    -----------
Balance at June 30,
2001                $ (17,900)  $  19,939,984 $  (20,581,293) $    (602,359)
                      ========     ==========    ============    ===========

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                Three months ended June 30,
                                                   2001            2000
Increase (decrease) in cash and cash
equivalents
Cash flows from operating activities
Net loss                                      $  (1,320,969) $   (1,072,044)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                         86,822          39,858
Loss on disposal of other assets, and
property and equipment                                   923               -
Bad debt expense                                       6,558           2,000
Common stock options and warrants issued for
services and compensation                              9,573          19,419
Common stock warrants issued for interest             21,053               -
Interest expense recognized on beneficial
conversion features on notes payable                 131,076         140,000
Common stock issued for interest                      50,050               -
Amortization of prepaid interest on loans             24,998               -
Changes in assets and liabilities
Accounts receivable                                 (11,257)           2,755
Employee advances                                      1,205          15,811
Inventory                                           (14,697)         (3,138)
Prepaid expenses and other assets                     56,220        (14,051)
Accounts payable                                    (69,839)       (108,555)
Accrued liabilities                                   29,847        (26,628)
                                                ------------   -------------
Total adjustments                                    322,532          67,471
                                                ------------   -------------
Net cash used in operating activities              (998,437)     (1,004,573)
                                                ------------   -------------


                                 (continued)

                              NBO Systems, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (UNAUDITED)

                                                Three months ended June 30,
                                                   2001            2000
Cash flows used in investing activities -
Purchase of property and equipment                  (31,477)       (124,102)
                                                ------------   -------------
Cash flows from financing activities
Increase in checks written in excess of cash
in bank                                              282,825          97,817
Principal payments on long-term obligations         (23,677)        (20,375)
Proceeds from sale of common stock                   766,090         393,287
Proceeds from loans to stockholders                        -         200,000
Principal payments on notes to stockholders          (3,190)         (4,415)
                                                ------------   -------------
Net cash provided by financing activities          1,022,048         666,314
                                                ------------   -------------
Net decrease in cash                                 (7,866)       (462,361)
Cash at beginning of period                            7,866         462,361
                                                ------------   -------------
Cash at end of period                         $            - $             -
                                                ============   =============
Supplemental disclosures of cash
flow information
Cash paid during the period for
Interest                                      $       37,275 $        24,365
Noncash investing and financing activities
(Note E)
Beneficial conversion feature of convertible
debt                                          $      131,076 $       140,000
Common stock issued for interest expense              50,050               -
Common stock warrants issued for interest
expense                                               21,053               -
Common stock options and warrants issued for
services                                               9,573          19,419


NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of NBO Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2001, its consolidated results of operations and cash flows for the three months ended June 30, 2001 and 2000. The results of operations for the three months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending March 31, 2002.


NOTE B - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,320,969 for the three month period ended June 30, 2001, and net losses since inception (June 23, 1994) of $20,581,293 as of June 30, 2001. The Company's current liabilities exceed its current assets by $2,656,232 as of June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the revenue sources available to the Company as a result of the new multi-year exclusive agreements entered into are expected to be significant, management intends to pursue additional debt or equity financing until revenue sources are sufficient to meet the Company's on-going operational expenses.


NOTE C - REVENUE RECOGNITION

   During the three month period ended June 30, 2001 the Company began purchasing and selling gift certificates of third party retailers. The Company records as revenue the amount received from the customer at the time of sale. The amount that the Company pays the retailer is recorded as a cost of revenue. The Company recognizes convenience fee revenue earned from customers from the sale of gift certificates upon the occurrence of the event. Merchant fee revenue earned from retailers is recognized when gift certificates are redeemed. Revenue from the sale of kiosks is recognized upon shipment or installation if the Company is required to install the kiosks. Interest income is recognized when earned.

NOTE D - INVENTORY

   Inventory  consists  of  gift  certificates  purchased  from  third  party
   retailers.    Gift   certificates   are   recorded   at   cost   (specific
   identification method).


NOTE E - EQUITY

   Common Stock

   From April 2001 through June 30, 2001, the Company received $782,584 before offering costs of $16,494 for the sale of 178,013 shares of common stock (Note H).

   The Company issued 11,376 shares of common stock to a stockholder for interest in the amount of $50,050 according to terms of a note payable. These shares were issued in a private placement to an accredited investor under Rule 506. No commissions were paid on the issuance of these shares.

   The Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the three month period ended June 30, 2001. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the three month period ended June 30, 2001, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $131,076.

   During the three month period, the Company issued 2,159 common stock options for services and compensation to a consultant pursuant to Rule
   701.  The Company recognized $9,573 of expense for options granted.

   During the three month period, the Company issued 39,375 common stock warrants to a stockholder and recorded additional interest expense of $21,053 in connection with two outstanding notes payable. These shares were issued in a private placement to an accredited investor under Rule
   506. No commissions were paid on the issuance of these shares.

NOTE F - LOSS PER COMMON SHARE

                                                 Three month period ended
                                                         June 30,
                                                   2001            2000
    Net loss per common share - basic and
    diluted
    Net loss available to common
    shareholders                             $ (1,320,969)   $  (1,072,044)
                                               ===========      ===========
    Common shares outstanding during the
    entire period                               15,608,511       14,623,644
    Weighted average common shares issued
    during the period                               77,836           52,372
                                               -----------      -----------
    Weighted average number of common
    shares used in basic EPS                    15,686,347       14,676,016

    Dilutive effect of stock options,
    warrants, and convertible preferred
    stock                                                -                -
                                               -----------      -----------
    Weighted average number of common
    shares and dilutive potential common
    stock used in diluted EPS                   15,686,347       14,676,016
                                               ===========      ===========

   The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three month periods ended June 30, 2001 and 2000.

   For the three month period ended June 30, 2001, the Company had 4,268,572 potentially dilutive shares of common stock not included in the computation of diluted loss per share because they would have had an anti-dilutive effect (4,523,576 potentially dilutive shares for the three month period ended June 30, 2000, respectively).

NOTE G - COMMITMENTS AND CONTINGENCIES

   Litigation

   The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.


NOTE H - SUBSEQUENT EVENTS

   As of July 27, 2001, the Company completed a private placement common stock offering that began November 1, 2000. The gross proceeds of the offering amounted to $2,002,000. The Company did not pay commissions in connection with the sale of these securities. The Company issued 40,949 shares of common stock pursuant to Rule 506 and warrants to purchase 2,159 shares of common stock to a consultant pursuant to Rule 701 as a finder's fee. The Company issued 222,878 shares of common stock and received $980,485 in proceeds during the year ended March 31, 2000. From April 1, 2001 to July 27, 2001, the Company received the remaining $1,021,515 for the sale of 232,163 shares of common stock.

   Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split.

   During January 2002, the Company sold 25,000 shares of common stock at $5.50 per share totaling $137,500 under the August 16, 2001 private placement offering. In addition, as part of an incentive rights offering to shareholders only, the Company issued 25,000 shares of common stock at $2.75 per share totaling $68,750. An equivalent number of shares were redeemed from the president and chairman of the Company, Keith A.
   Guevara, the single largest stockholder for the same price per share in accordance with Supplement 1 of the August 16, 2001 private placement offering at $2.75 per share. However, Mr. Guevara did not receive any payment from the Company. In lieu of payment, the Company issued an unsecured note in the amount of $68,750 to pay the redemption amount at a time determined in the future by the Board of Directors when the Company is in a financial position to pay the redemption price without adversely affecting the Company. The Company did not pay commissions in connection with the sale of these securities.

   In January 2002, NBO, Inc., a Utah Corporation, merged into its wholly-owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland, and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland. The reincorporation did not affect the substantive rights of the shareholders.

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

  This item discusses the results of operations for the Company for the three months ended June 30, 2001, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at June 30, 2001 as compared to March 31, 2001, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

  Overview

  The Company's primary business is to provide comprehensive gift certificate and gift card programs to shopping mall managers and non-mall retailers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores and administers the entire program including accounting, banking, and complying with escheatment regulations. The shopping mall program was initiated in October of 1998 and currently includes malls managed by Urban Retail Properties, Inc, The Rouse Company, JP Realty, Inc., Bayer Properties, Inc., Prime Retail, Inc., Konover Property, as well as independently operated properties. In addition, the Company has developed a gift certificate program for non-mall retailers, which consists of a network of participating merchants in a regional market that accept the Company's certificates. This program is also fully administered and supported by the Company. Salt Lake City is the first retail market to be developed and currently has approximately 282 retailers with approximately 500 participating outlets. Finally, the Company provides all Call Center and Internet Fulfillment of gift certificates for Darden Restaurants, Inc. (Darden), a subsidiary of General Mills Restaurant, Inc., (GMRI), the largest casual dining restaurant company in the world. Darden concepts include over 1,100 Red Lobster, Olive Garden, Bahama Breeze, and Smokey Bones restaurants in North America. The Company is in the process of soliciting, negotiating, and finalizing additional relationships with other national retail chains and retail outlets that typically have store locations in malls and shopping districts across the United States.

  Results of Operations

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. (Note B to the condensed consolidated financial statements at 6/30/01).

  Sale of Gift Certificates

  The following is included because the Company derives the majority of its revenues from the sale of gift certificates. The following figures are included for informational purposes only and are not included in the Company's condensed consolidated statements of operations.

  The Company experienced a 76.5% increase, or $3,608,052 in the face amount of gift certificates sold in the three months ended June 30, 2001 to $8,327,473 from $4,719,421 at June 30, 2000.

  Revenues and Cost of Revenues

  The Company experienced an increase in total revenues of 405.4% or $360,643 to $449,602 from $88,959 in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively. (Note C to the condensed consolidated financial statements at 6/30/01).

  Due to implementation of the agreement with Darden, where the Company began purchasing and selling gift certificates of third party retailers and providing Call Center and Internet fulfillment of Darden's gift certificate orders, sale of third party gift certificates increased 501.7% or $351,162 from $700 to $351,862 in the three months ended June 30, 2001, compared to the three months ended June 30, 2000 respectively.

  The Company experienced an increase in the total cost of revenues of 530.7% or $300,706 to $357,367 from $56,661 in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively. This increase is due primarily to the increase in cost of third party certificates as described below.

  The Company experienced an increase in the cost of third party certificates of 478.7% or $304,427 to $305,063 from $636 in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively. This increase in cost is related primarily to the Company's revenue recognition policy.

  The Company experienced an increase in gross profit of 185.1% or $59,937 to $92,235 from $32,298 in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively.

     New Business Developments

     On April 24, 2001 the Company entered into a five-year exclusive agreement to distribute mall gift certificates with Prime Retail, Inc. for the Prime Outlets at Grove City, located in Grove City, Pennsylvania. This is a new developer for the Company with 43 properties across the country. The Company anticipates Prime Outlets at Grove City annual gift certificate face value sales of approximately $300,000 and annual revenues to the Company of approximately $15,000.

     On March 20, 2001 the Company signed an agreement with, WildCard Systems, Inc. ("WCS") located in Sunrise, Florida, which delivers high-quality e-payment solutions (www.wildcardsystems.com). The alliance between the Company and WCS offers the retail environment all the necessary elements for a complete turnkey gift card program. The processing support, provided by WCS, allows for multiple merchants to accept and process electronic payments via a stored value gift card without changing their point-of-sale equipment. The agreement with WCS provides the Company the ability to convert existing mall paper gift certificate programs to magnetic stripe stored value gift cards, while providing the Company with additional new revenue sources unavailable from paper programs.

     WCS is a technology company that handles complex financial transaction processing, web-based applications and custom software development. In the relationship, WCS serves as the issuing processor, hosts the Internet applications for mall personnel, corporate clients and consumers, and provides online, real-time authorization, as well as all settlement functions. Furthermore, WCS coordinates card production activities.

     The Company has been in the gift certificate business for over three years, with its main emphasis in mall gift certificates, utilizing a paper gift certificate, which can be redeemed at any merchant inside the mall. There are significant advantages to a plastic gift card, and the industry has been trying to move away from paper to a plastic gift card for some time now. Individual retailers have had plastic gift card programs in their own closed environments for quite some time now, and the relationship with WCS strengthens the Company's position to offer enhanced services to broad groups of retailers. The Company offers retailers the ability to pick and choose portions of the program that meet their needs, such as: Internet sales, order fulfillment, and corporate sales

     The items described above will not require the purchase or sale of any property or significant equipment. The Company expects no significant changes in the number of employees in the next fiscal quarter and for the remainder of the 2002 fiscal year.

  Operating Expenses

  The Company experienced an increase in total operating expenses of 22.8% or $212,741 to $1,147,706 from $934,965 in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively. The increase during the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000 is attributable mainly to an increase or (decrease) in:

    Personnel

    The total number of employees increased from 52 to 56, with the number of full time salaried employees increasing from 46 to 48, the number of part-time hourly employees decreasing from 6 to 3, and the number of temporary employees increasing from 0 to 5. Personnel costs increased 23.2% or $145,167 due to the increased cost of full time employees and an increase in the hourly wages paid to hourly employees, in addition to the wages paid to temporary employees.

    Legal and accounting

    Legal and accounting expenses increased 2,484.5% or $48,548 due to costs incurred for auditing and for legal document review associated with filing with the SEC as a reporting company.

    Rent

    Rent increased 15.0% or $10,125 and was expected by the Company as part of the lease agreement in place.

    Outside consultants

    Outside consultants expense decreased $19,419 as the Company ceased all agreements with outside consultants.

    Travel

    Travel expense decreased 39.5% or $14,539 as more business was conducted via mail, email, facsimile and telephone.

    Marketing

    Marketing expenses decreased 48.2% or $18,456. The Company made a decision to focus on marketing and advertising related to the mall gift certificate programs across the country and national retailers, versus the Salt Lake City local market where funds had been expended in previous periods. The reductions in marketing expenses were offset by personnel increases to expand the Companies' web presence.

    Depreciation and amortization

    Depreciation and amortization increased 117.8% or $46,964 due to an increase in the amount of equipment installed in various mall properties the Company has under contract.

  The Company's operating expenses exceeded gross profit in the three month period ending June 30, 2001. The Company experienced an increase in operating losses of 16.9% or $152,804 to ($1,055,471) from ($902,667) in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively.

  Other Income (Expenses)

  The Company experienced an increase in total other expenses of 56.7% or $96,121 to ($265,498) from ($169,377) in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively. The increases are primarily from an increase in interest expense associated with the beneficial conversion feature of debt incurred by the Company. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place.

  Liquidity and Capital Resources

  The Company's expenses are currently greater than revenues. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of June 30, 2001 was ($20,581,293), an
  increase of 6.9% or $1,320,969 from ($19,260,324) on March 31, 2001.

  The Company's net losses increased by 23.2% or $248,925 to ($1,320,969) from ($1,072,044) in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 respectively. The Company's current liabilities exceed its current assets by $2,656,232 as of June 30, 2001.

  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. (Note B to the condensed consolidated financial statements at 6/30/01). The Company will continue to attempt to raise capital through private equity offerings until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. The Company currently has excess square footage in its headquarters and plans to sub-lease this space as an additional revenue source.

     Cash

     The Company's cash position was $0, and checks written in excess of cash in the bank totaled $282,825 at June 30, 2001, due primarily to timing of receipts and payments at June 30, 2001. Additional funds were obtained from loans with stockholders and from the sale of common stock from the November 1, 2000 Private Placement Memorandum subsequent to June 30, 2001 to cover operating expenses.

     Restricted Cash

     Restricted cash and the related offsetting payable representing the amount of unredeemed gift certificates decreased 1.6% or $164,390 to $10,274,536 at June 30, 2001 from $10,438,926 at March 31, 2001 primarily due to seasonal factors.

     Accounts Payable

     Accounts Payable decreased 15.1% or $69,839 to $391,745 at June 30, 2001 from $461,584 at March 31, 2001 primarily due to cost control measures.

     Accrued Liabilities

     Accrued Liabilities increased 8.9% or $29,847 to $366,234 at June 30, 2001 from $336,387 at March 31, 2001 primarily due to accrued interest on various notes to shareholders.

     Liquidity and Financing Arrangements

     Additional Paid-In Capital increased 5.2% or $977,748 to $19,939,984 at June 30, 2001 from $18,962,236 at March 31, 2001.

     During the three month period ended June 30, 2001, the Company received $782,584 before offering costs of $16,494 for the sale of 178,013 shares of common stock.

     The Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the three month period ended June 30, 2001. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the three month period ended June 30, 2001, the beneficial conversion resulted in a non-cash charge recorded as additional interest expense of $131,076.

     During the three month period ended June 30, 2001, the Company issued 11,376 shares of common stock to a stockholder for interest in the amount of $50,050 according to terms of a note payable.

     During the three month period ended June 30, 2001, the Company issued 2,159 common stock options for services and compensation to a consultant pursuant to SEC Rule 701. The Company recognized $9,573 of expense for options granted.

     During the three month period ended June 30, 2001, the Company issued 39,375 common stock warrants to a stockholder and recorded additional interest expense of $21,053 in connection with two outstanding notes payable.

     The Company further supplemented its operating capital through loans from shareholders. In the nine month period ended December 2001, the Company borrowed from its shareholders a total of $874,252. Of this amount, $62,500 was borrowed from the Company's President, Keith A. Guevara, an affiliate of the Company. These loan proceeds were used in part to repay two outstanding loans to other nonaffiliated shareholders in the amount of $261,000. No other related party transactions took place.

  The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash will be needed to reduce the Company's debt and losses until such time as the Company becomes profitable. In conjunction with efforts to improve results of operations, the Company is actively seeking infusions of capital from investors from the November 1, 2000 Private Placement Memorandum. Due to cash flow constraints, the Company will rely on equity financing to meet anticipated capital needs. There can be no assurances that the Company will be successful in obtaining any such capital. Additional issuance of shares for debt and/or equity will serve to dilute the value of the Company's common stock and existing shareholder positions. If the Company fails to obtain financing and/or fails to improve results from operations, the Company will be unable to meet obligations as they become due. This could raise substantial doubt about the Company's ability to continue as a going concern.

  Forward-looking Statements

  All statements made herein, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. Any one or a combination of factors could materially affect the Company's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing, creditor actions, and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of the Company's business and the environment in which the Company currently operates. Because of the factors listed above, as well as factors beyond the Company's control, actual results may differ from those in the forward-looking statements.

  Subsequent Events

  On July 6, 2001 the Company signed an agreement with eBay, The World's Online MarketplaceTM to be a preferred provider of national retailer gift certificates, offering buyers one of the largest selections available in one location. The Company is negotiating to resell national retailer gift certificates on the eBay website including, but not limited to; gift certificates and gift cards for Red Lobster, Olive Garden, BLOCKBUSTER, Marriott Hotels and Resorts, Media Play, Borders, and more. The Company will provide participating national retailers exposure to eBay's 30 million registered users. From a marketing standpoint, targeted exposure to qualified buyers is expensive to obtain, but the Company is now able to offer this targeted exposure through eBay without additional costs to the retailer. The Company will continue to evaluate opportunities to expand into unique vertical markets to offer gift certificates in an auction-style environment. (www.ebay.com).

  Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split. The stock split was approved by written consent of shareholders holding a majority of the outstanding shares as required by law.

  On September 11, 2001 the Company entered into a five-year exclusive agreement to distribute mall gift certificates with another Urban Retail Property mall, Crossroads Plaza, located in Salt Lake City, Utah. This increased the total number of Urban Retail Property malls under contract with the Company to twenty-two (22). The Company anticipates Crossroads Plaza annual gift certificate face value sales of approximately $300,000 and annual revenues to the Company of approximately $15,000.

  On November 1, 2001, the Company entered into a five-year exclusive agreement to distribute mall gift certificates with another Urban Retail Property mall, The Streets at Southpoint, located in Durham, North Carolina. This increased the total number of Urban Retail Property malls under contract with the Company to twenty-three (23). The Company anticipates The Streets at Southpoint annual gift certificate face value sales of approximately $500,000 and annual revenues to the Company of approximately $25,000.

  In January 2002, NBO, Inc., a Utah Corporation, merged into its wholly-owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland, and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland. The reincorporation did not affect the substantive rights of the shareholders.

  Magnetic Stored Value Gift Card Pilot

  On October 4, 2001 the Company signed a three year agreement with Bayer Properties, Inc. located in Birmingham, Alabama to provide, implement, and manage a stored-value mall gift card program in two properties, The Summit in Birmingham, Alabama and The Summit in Louisville, Kentucky, with further program details described below. The Company anticipates the two properties combined annual gift card face value sales of approximately $1,000,000 and annual revenues to the Company of approximately $150,000.

  On October 8, 2001, the Company signed an agreement with, JP Realty, Inc., located in Salt Lake City, Utah to provide, implement, and manage a stored-value mall gift card program in two properties, Provo Towne Centre, located in Provo, Utah, and Boise Towne Square, located in Boise, Idaho, with further program details described below. This agreement is in addition to the agreements already in place for the Company to provide paper gift certificates. The Company anticipates the two properties combined annual gift card face value sales of approximately $2,300,000 and annual revenues to the Company of approximately $345,000.

  On October 15, 2001, the Company signed an agreement with, Prime Retail, Inc., located in Baltimore, Maryland to provide, implement, and manage a stored-value mall gift card program in Grove City Factory Shops, located in Grove City, Pennsylvania, with further program details described below. This agreement is in addition to the agreement already in place for the Company to provide paper gift certificates. The Company anticipates Grove City Factory Shops annual gift card face value sales of approximately $300,000 and annual revenues to the Company of approximately $45,000.

  The Company's gift card program offers a solution to many mall environment challenges. The customized plastic cards, with a magnetic stripe, enables signature-based debit services in an open transaction environment. Magnetic stored value gift cards will be sold, activated, and funded at Customer Service Centers within the above listed mall properties, and at the Company's corporate facilities for Corporate and Internet transactions. Gift cards offered in this program are branded with the center's name on the face of the card, and can be redeemed at any retailer in the center. The gift cards are co-branded with the MasterCard logo on the face of the card. Bank of America is the MasterCard issuing member. The gift card is not personalized with the cardholder's name, but is embossed with the generic "Mall GiftCard Holder" instead. The program does not permit cash access (e.g. ATM). Gift card processing is performed by WildCard Systems, Inc. Gift card balances can be obtained at www.GiftCardBalance.com or by calling 866-261-3597, which are both listed
  on the back of the gift card.   After ninety (90) days from the date of
  purchase, the Company reserves the right to charge an administration fee not to exceed $2.50 per month. The most current business practice is to charge a $2.50 administration fee per month beginning on the first day of the sixth month from the date of purchase. Terms and conditions are provided with the purchase of each gift card that details where the card may be used, fees, expired funds, etc. The agreements listed above do not preclude the sale of paper gift certificates as a back-up to the magnetic stored value gift cards. Upon completion of the pilot period, the program will be evaluated by the issuing member and the Company for rollout to other mall properties.

  The Company sold 43,014 magnetic stored value gift cards with a face value of $2,292,565 in the five pilot properties from October 29, 2001 through December 31, 2001. This represents 6.6% of the Company's sale of gift certificates/cards in the three months ended December 31, 2001. The average face value of the gift cards sold was $53.30 which is a 52.3% increase, or $18.30 more per card than the $35 average face value of paper gift certificates sold by the Company.

  The gift card program provides a new revenue source. The Company will charge a non-use administration fee (as described above) on gift cards that retain a balance after a specified period of time from the date of purchase, and continue to assess the fee until the gift card expires, or the card balance is reduced to zero. The non-use fee will continue if the card is reissued (unless otherwise prohibited by law). The non-use fees are deducted from the balance of the gift card in accordance with the Terms and Conditions provided with the gift card at the time of purchase. The mall property or mall property owner shares in both the revenues and the costs of the gift card program. Interest income is the property of the Company.

  The Company anticipates the revenues from the magnetic stored value gift card in the form of administration fees will be in excess of revenues generated from the current paper gift certificate programs. The Company will support both paper gift certificate and plastic gift card programs going forward, as some mall developers will transition to the gift card program from gift certificates at different paces. The Company anticipates there will be some properties who may not wish to convert to a gift card program for some time, until the concept is completely proven.

                        PART II.   OTHER INFORMATION

                              NBO Systems, Inc.

Item 2.   Changes in Securities and Use of Proceeds.

  During the three month period ended June 30, 2001, the Company issued 11,376 shares of common stock to a stockholder for interest in the amount of $50,050 according to terms of a note payable. These shares were issued in a private placement to an accredited investor under Rule 506. No commissions were paid on the issuance of these shares.

  During the three month period ended June 30, 2001, the Company issued 2,159 common stock options for services and compensation to a consultant pursuant to Rule 701. The Company recognized $9,573 of expense for options granted.

  During the three month period ended June 30, 2001, the Company issued 39,375 common stock warrants to a stockholder and recorded additional interest expense of $21,053 in connection with two outstanding notes payable. These shares were issued in a private placement to an accredited investor under Rule 506. No commissions were paid on the issuance of these shares.

  As of July 27, 2001, the Company completed the private placement common stock offering that began November 1, 2000. The gross proceeds of the offering amounted to $2,002,000. The Company did not pay commissions in connection with the sale of these securities. The Company issued 40,949 shares of common stock and warrants to purchase 2,159 shares of common stock as a finder's fee. The Company issued 222,878 shares of common stock and received $980,485 in proceeds during the year ended March 31, 2000. From April 1, 2001 to July 27, 2001, the Company received the remaining $1,021,515 for the sale of 232,163 shares of common stock. These transactions were completed in accordance with Rule 506.

  Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split. The stock split was approved by written consent of shareholders holding a majority of the outstanding shares as required by law.

  From April 2001 through December 31, 2001, the Company received $1,122,821 before offering costs of $61,257 for the sale of 251,285 shares of common stock. During October, November and December 2001, the Company sold 16,226 shares of common stock at $5.50 per share totaling $89,243 under the August 16, 2001 private placement offering. In addition, as part of an incentive rights offering to shareholders only, the Company issued 10,636 shares of common stock at $2.75 per share totaling $29,249. An equivalent number of shares were redeemed from the president and chairman of the Company, Keith A. Guevara, the single largest stockholder for the same price per share in accordance with Supplement 1 of the August 16, 2001 private placement offering at $2.75 per share. However, Mr. Guevara did not receive any payment from the Company. In lieu of payment, the Company issued an unsecured note in the amount of $29,249 to pay the redemption amount at a time determined in the future by the Board of Directors when the Company is in a financial position to pay the redemption price without adversely affecting the Company. The Company did not pay commissions in connection with the sale of these securities. These transactions were completed in accordance with Rule 506.

  During the nine month period ended December 31, 2001, the Company issued 27,300 shares of common stock at the fair market price of $5.50 per share for a total of $150,150 for interest according to terms of a note payable which matured and was not paid. The note holder is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506.

  During the nine month period ended December 31, 2001, the Company issued 163,125 common stock warrants to a stockholder and recorded additional interest expense of $107,132 in connection with two outstanding notes payable. The note holder is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506.

  During the nine month period ended December 31, 2001, the Company issued 6,886 shares of common stock valued at $34,095 for services rendered by its security and alarm company. This transaction was a private placement under section 4(2) of the Securities Act of 1933, as amended, and Rule 506.

  During January 2002, the Company sold 25,000 shares of common stock at $5.50 per share totaling $137,500 under the August 16, 2001 private placement offering. In addition, as part of an incentive rights offering to shareholders only, the Company issued 25,000 shares of common stock at $2.75 per share totaling $68,750. An equivalent number of shares were redeemed from the president and chairman of the Company, Keith A. Guevara, the single largest stockholder for the same price per share in accordance with Supplement 1 of the August 16, 2001 private placement offering at $2.75 per share. However, Mr. Guevara did not receive any payment from the Company. In lieu of payment, the Company issued an unsecured note in the amount of $68,750 to pay the redemption amount at a time determined in the future by the Board of Directors when the Company is in a financial position to pay the redemption price without adversely affecting the Company. The Company did not pay commissions in connection with the sale of these securities. These transactions were completed in accordance with Rule 506.

Item 4.       Submission of Matters to a Vote of Securities Holders

  Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split. The stock split was approved by written consent of shareholders holding a majority of the outstanding shares as required by law.

Item 6.      Exhibits and Reports on Form 8-K

  Reports on Form 8-K for the period covered by this report:    None

  Exhibits:    The exhibits required are set forth below and are incorporated by reference to Form 10SB dated April 26, 2002.

Numbe       Description                                             Date
r
(2)    a.   Articles of Incorporation in the State of Maryland.   1/30/02
       b.   Articles of Merger.                                   1/29/02
       c.   Bylaws of NBO Systems, Inc.
(6)    a.   Services Agreement between WILDCARD SYSTEMS, INC., a  3/20/01
            Florida corporation, and NBO, Inc.
       b.   INTERNET GIFT CARD(S) AGREEMENT between NBO, Inc.,    8/4/00
            and GMRI, Inc.
       c.   Warrant Agreement                                     11/8/95
       d.   Stock Option Plan and Agreement                       1/22/97
       e.   The Rouse Company Standard Mall Agreement             2000
       f.   Urban Retail Properties Standard Mall Agreement       2000
       g.   JP Realty Inc. Standard Mall Agreement                1999
       h.   Independent Malls Standard Mall Agreement             8/21/00
       i.   Value-Added Reseller Agreement between GEMPLUS        1998
            Corporation and NBO, INC.
       j.   Standard Gift Certificate Participation Agreement     1999
       k.   CONTRACT SERVICES AGREEMENT between Neighborhood Box  4/11/00
            Office, Inc., and Smith's Food and Drug Centers,
            Inc.
       l.   Advertising and Promotions Agreement between eBay     6/2001
            Inc., and Neighborhood Box Office
       m.   Bayer Properties Standard Mall Agreement              2001
       n.   Prime Retail Standard Mall Agreement                  2001

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO SYSTEMS, INC.

By /s/
     Keith A. Guevara                             May 1, 2002
     Chairman/President/CEO


     /s/
     Kent Jasperson                               May 1, 2002
     Chief Accounting Officer


     /s/
     Christopher Foley                            May 1, 2002
     Vice President of Finance