Form 10QSB
period 2001-09-30
NBO SYSTEMS  INC
filed 2002-05-02
CIK 1145731

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001       Commission file number 0-33037


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


As   of  September  30,  2001,  the  number  of  shares  outstanding  of  the registrant's only class of common stock was 15,998,313.

Transitional Small Business Disclosure Format (check one):   Yes ___ No  X

                              TABLE OF CONTENTS



                                                            Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Balance Sheets as of September 30, 2001 (unaudited)               3
          and March 31, 2001

          Statements of Operations for the Three Months and
          Six Months ended September 30, 2001 (unaudited)
          and 2000 (unaudited)                                              5

          Statement of Stockholders' Deficit for the Six Months             6
          ended September 30, 2001 (unaudited)

          Statements of Cash Flows for the Six Months ended                 7
          September 30, 2001 (unaudited) and 2000 (unaudited)

          Notes to Condensed Consolidated Financial Statements              9
          (unaudited)

Item 2Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 14

PART II - OTHER INFORMATION

Item 2Changes in Securities                                               22

Item 4Submission of Matters to a Vote of Securities Holders               23

Item 6Exhibits and Reports on Form 8-K                                    24

Signatures                                                                 25


                       PART I.   FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NBO Systems, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                                September       March 31,
                                                   30,
                                                   2001            2001
                                               (unaudited)
CURRENT ASSETS
Cash                                         $           -   $        7,866
Restricted cash                                  9,559,750       10,438,926
Accounts receivable, net of allowance for
uncollectible accounts of $5,000 in
September 30, 2001 and March 31, 2001              139,836          133,258
Employee advances                                      551            1,667
Inventory (Note D)                                  26,777           19,141
Prepaid expenses                                   150,897           59,231
                                               -----------      -----------
Total current assets                             9,877,811       10,660,089


PROPERTY AND EQUIPMENT, NET                      1,518,144        1,646,380



OTHER ASSETS, NET                                  463,224          546,399
                                               -----------      -----------
                                             $  11,859,179   $   12,852,868
                                               ===========      ===========

                                 (continued)

      The accompanying notes are an integral part of these statements.

                              NBO Systems, Inc.

              CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED



                    LIABILITIES AND STOCKHOLDERS' DEFICIT



                                              September        March 31,
                                                 30,
                                                 2001             2001
                                              (unaudited)
CURRENT LIABILITIES
Checks written in excess of cash in bank   $      334,260  $              -
Gift certificates payable                       9,559,750        10,438,926
Accounts payable                                  551,006           461,584
Accrued liabilities                               478,867           336,387
Notes to stockholders                           1,731,276         1,554,065
Notes to officer                                  305,000           250,000
Current maturities of long-term
obligations                                        17,451            66,138
                                             ------------     -------------
Total current liabilities                      12,977,610        13,107,100
LONG-TERM LIABILITIES
Deferred gain                                       1,250        5,000
                                             ------------     -------------
Total liabilities                              12,978,860        13,112,100
COMMITMENTS AND CONTINGENCIES (Note H)                  -                 -
STOCKHOLDERS' DEFICIT (Note E and I)
Capital stock
Convertible redeemable preferred stock,
par value $1.00; authorized 1,000,000
shares; issued and outstanding 53,847 and
48,952 shares at September 30, 2001 and
March 31, 2001, respectively; redemption
value $2.20 per share                              53,847            48,952
Common stock, par value $0.0005;
authorized 20,000,000 shares; 15,998,313
and 15,608,511 shares issued and
outstanding at September 30, 2001 and
March 31, 2001, respectively                        8,000             7,804
Subscriptions receivable                         (17,900)          (17,900)
Additional paid-in capital                     20,976,042        18,962,236
Accumulated deficit                          (22,139,670)      (19,260,324)
                                             ------------     -------------
Total stockholders' deficit                   (1,119,681)         (259,232)
                                             ------------     -------------
                                           $   11,859,179  $     12,852,868
                                             ============     =============

      The accompanying notes are an integral part of these statements.

                              NBO, Systems Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                      Three months ended             Six months ended
                         September 30,                September 30,
                      2001           2000          2001            2000
Revenues
Third party gift
certificates     $     391,812  $       1,672 $      743,674 $        2,372
Merchant fees
earned from
retailers                4,744         11,947         28,096         28,392
Convenience fees
earned from
customers                  268          1,815          1,916          5,123
Equipment and
software income         12,485              -         19,835          7,525
Interest on
restricted cash         58,480         64,753        123,870        125,734
                   -----------     ----------    -----------    -----------
                       467,789         80,187        917,391        169,146
Cost of revenues
Third party gift
certificates           325,382          1,482        630,445          2,118
Other                   59,520         40,869        111,824         96,894
                   -----------     ----------    -----------    -----------
                       384,902         42,351        742,269         99,012
                   -----------     ----------    -----------    -----------
Gross profit            82,887         37,836        175,122         70,134
Operating
expenses
Personnel              713,986        630,496      1,484,101      1,255,444
Legal and
accounting              64,128         10,550        114,630         12,504
Rent                    76,781         74,023        154,413        141,530
Office                 101,632        103,286        208,248        202,215
Consulting               3,500         29,419          3,500         48,838
Travel                  15,720         24,916         37,983         61,718
Bad debts                5,138              -         11,696          2,000
Marketing                  940          2,380         20,799         40,695
Depreciation and
amortization            87,146         53,880        173,968         93,738
Miscellaneous           13,802         14,343         21,141         19,576
                   -----------     ----------    -----------    -----------
                     1,082,773        943,293      2,230,479      1,878,258
                   -----------     ----------    -----------    -----------
Operating loss       (999,886)      (905,457)    (2,055,357)    (1,808,124)
Other income
(expense)
Interest expense     (430,227)      (110,570)      (700,108)      (292,095)
Interest income            669          6,667          5,975         18,548
Loss on disposal
of other assets,
and property and
equipment              (2,845)              -        (3,768)              -
Other income               110         30,106            110         30,373
                   -----------     ----------    -----------    -----------
                     (432,293)       (73,797)      (697,791)      (243,174)
                   -----------     ----------    -----------    -----------
NET LOSS         $ (1,432,179)  $   (979,254) $  (2,753,148) $  (2,051,298)
                   ===========     ==========    ===========    ===========
Net loss per
common share -
basic and
diluted (Note F) $      (0.10)  $      (0.07) $       (0.18) $       (0.14)
                   ===========     ==========    ===========    ===========
Weighted-average
number of common
shares
outstanding -
basic and
diluted (Note F)    15,927,057     14,979,822     15,817,111     14,828,746
                   ===========     ==========    ===========    ===========

      The accompanying notes are an integral part of these statements.

                               NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                  For the six months ended September 30, 2001

                                   Preferred stock         Common stock
                                   Number
                                     of                  Number
                                   shares    Amount    of shares     Amount
Balance at April 1, 2001            48,952 $  48,952   15,608,511  $   7,804
Preferred stock dividends            4,895     4,895            -          -
Common stock issued for
  Notes payable                          -         -      128,788         64
  Services                               -         -        6,274          3
  Payment of interest                    -         -       20,476         10
  Cash (net of issuance costs of
$60,616)                                 -         -      234,264        119
  Interest expense recognized on
beneficial conversion features on
notes payable                            -         -            -          -
  Common stock options and
warrants issued for services and
compensation                             -         -            -          -
  Stock warrants issued for
interest                                 -         -            -          -
Net loss                                 -         -            -          -
                                  --------   -------   ----------    -------
Balance at June 30, 2001            53,847 $  53,847   15,998,313  $   8,000
                                  ========   =======   ==========    =======

       The accompanying notes are an integral part of this statement.
                                      6

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                  For the six months ended June 30, 2001
                                 (CONTINUED)

                     Subscrip-
                       tions      Additional
                      Receiv-       paid-in     Accumulated
                        able        capital       deficit          Total
Balance at April 1,
2001                $ (17,900)  $  18,962,236 $  (19,260,324) $    (259,232)
Preferred stock
Dividens                     -        121,303       (126,198)              -
Common stock issued
for
  Notes Payable              -        299,936               -        300,000
  Services                   -         30,722               -         30,725
  Payment of
interest                     -        100,090               -        100,100
  Cash (net of
issuance costs of
$60,616)                     -        969,350               -        969,469
  Interest expense
recognized on
beneficial
conversion features
on notes payable             -        408,977               -        408,977
  Common stock
options and
warrants issued for
services and
compensation                 -          9,573               -          9,573
  Stock warrants
issued for interest          -         73,855               -         73,855
Net loss                     -              -     (2,753,148)    (2,753,148)
                      --------     ----------    ------------    -----------
Balance at June 30,
2001                $ (17,900)  $  20,976,042 $  (22,139,670) $  (1,119,681)
                      ========     ==========    ============    ===========

       The accompanying notes are an integral part of this statement.

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                     Six months ended
                                                      September 30,
                                                   2001            2000
Increase (decrease) in cash and cash
equivalents
Cash flows from operating activities
Net loss                                      $ (2,753,148)  $  (2,051,298)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                       173,968          93,738
Loss on disposal of other assets, and
property and equipment                                3,768               -
Bad debt expense                                     11,696           2,000
Common stock options and warrants issued for
services and compensation                             9,573          38,838
Common stock warrants issued for interest            73,855           9,946
Interest expense recognized on beneficial
conversion features on notes payable                408,977         200,000
Common stock issued for services                     30,725               -
Common stock issued for interest                    100,100               -
Amortization of prepaid interest on loans            34,138               -
Changes in assets and liabilities
Accounts receivable                                (18,274)          11,948
Employee advances                                     1,116          16,948
Inventory                                           (7,636)         (5,966)
Prepaid expenses and other assets                  (40,389)        (66,420)
Accounts payable                                     89,422       (173,936)
Accrued liabilities                                 142,480          40,582
                                                -----------     -----------
Total adjustments                                 1,013,519         167,678
                                                -----------     -----------
Net cash used in operating activities           (1,739,629)     (1,883,620)
                                                -----------     -----------

                                 (continued)
                                      7

                              NBO Systems, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (UNAUDITED)


                                                      Six months ended
                                                       September 30,
                                                    2001           2000
Cash flows from investing activities -
Purchase of property and equipment                 (55,490)        (552,082)
Cash flows from financing activities
Increase in checks written in excess of cash
in bank                                             334,260           11,071
Principal payments on unsecured loan                      -         (30,000)
Principal payments on long-term obligations        (48,687)         (41,860)
Proceeds from sale of common stock                  969,469        1,768,984
Proceeds from loans to stockholders                  55,000                -
Proceeds from notes to officer                      485,000          275,000
Principal payments on notes to stockholders         (7,789)          (9,854)
                                                 ----------      -----------
Net cash provided by financing activities         1,787,253        1,973,341
                                                 ----------      -----------
Net decrease in cash                                (7,866)        (462,361)
Cash at beginning of period                           7,866          462,361
                                                 ----------      -----------
Cash at end of period                         $           -  $             -
                                                 ==========      ===========
Supplemental disclosures of cash
flow information
Cash paid during the period for
Interest                                      $      49,715  $        49,028
Noncash investing and financing
activities (Note E)
Beneficial conversion feature of convertible  $              $
debt                                                408,977          200,000
Common stock issued for interest expense            100,100                -
Common stock warrants issued for interest
expense                                              73,855            9,946
Common stock issued for services                     30,725                -
Common stock options and warrants issued for
services                                              9,573           38,838

                                 (continued)

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of NBO Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2001, its consolidated results of operations for the three months ended September 30, 2001 and 2000 and its consolidated results of operations and cash flows for the six months ended September 30, 2001 and 2000. The results of operations for the three months and six months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending March 31, 2002.


NOTE B - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,432,179 and $2,753,148 for the three month and six month periods ended September 30, 2001, respectively, and net losses since inception (June 23, 1994) of $22,139,670 as of September 30, 2001. The Company's current liabilities exceed its current assets by $3,099,799 as of September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the revenue sources available to the Company as a result of the new multi-year exclusive agreements entered into are expected to be significant, management intends to pursue additional debt or equity financing until revenue sources are sufficient to meet the Company's on-going operational expenses.


NOTE C - REVENUE RECOGNITION

   During the six month period ended September 30, 2001 the Company began purchasing and selling gift certificates of third party retailers. The Company records as revenue the amount received from the customer at the time of sale. The amount that the Company pays the retailer is recorded as a cost of revenue. The Company recognizes convenience fee revenue earned from customers from the sale of gift certificates upon the occurrence of the event. Merchant fee revenue earned from retailers is recognized when gift certificates are redeemed. Revenue from the sale of kiosks is recognized upon shipment or installation if the Company is required to install the kiosks. Interest income is recognized when earned.

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

   From  April  1,  2001  through September 30, 2001,  the  Company  received
   $1,030,085 before offering costs of $60,616 for the sale of 234,264 shares of common stock.

   The Company issued 20,476 shares of common stock to a stockholder for interest in the amount of $100,100 according to terms of a note payable. The note holder is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506.

   The Company converted notes to stockholders of $300,000 to 128,788 shares of common stock pursuant to Rule 506.

   The Company issued 6,274 shares of common stock valued at $30,725 for services. This transaction was a private placement under section 4(2) of the Securities Act of 1933, as amended, and Rule 506.

   The Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the six month period ended September 30, 2001. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the six month period ended September 30, 2001, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $408,977.

   During the six month period, the Company issued 2,159 common stock options for services and compensation to a consultant pursuant to Rule
   701.  The Company recognized $9,573 of expense for options granted.

   During the six month period, the Company issued 101,250 common stock warrants to a stockholder and recorded additional interest expense of $73,855 in connection with two outstanding notes payable. The note holders are also shareholders and accredited investors. These transactions were completed in accordance with Rule 506.

NOTE F - LOSS PER COMMON SHARE


                    Three month period ended        Six month period ended
                         September 30,                  September 30,
                      2001            2000           2001           2000
 Net loss per
 common share -
 basic and
 diluted
 Net loss       $ (1,432,179)   $    (979,254) $   (2,753,148) $  (2,051,298)
 Dividends on       (126,198)         (91,823)       (126,198)       (91,823)
 preferred
 stock
               --------------------------------------------------------------
 Net loss
 available to
 common
 shareholders   $ (1,558,377)   $  (1,071,077) $   (2,879,346) $  (2,143,121)
                =============================================================
 Common shares
 outstanding
 during the
 entire period     15,797,901       14,739,394      15,608,511     14,623,644
 Weighted
 average common
 shares issued
 during the
 period               129,156          240,428         208,600        205,102
                -------------------------------------------------------------
 Weighted
 average number
 of common
 shares used in
 basic EPS         15,927,057       14,979,822      15,817,111     14,828,746
                -------------------------------------------------------------
 Dilutive
 effect of
 stock options,
 warrants, and
 convertible
 preferred
 stock                      -                -               -              -
               --------------------------------------------------------------
 Weighted
 average number
 of common
 shares and
 dilutive
 potential
 common stock
 used in
 diluted EPS       15,927,057       14,979,822      15,817,111     14,828,746
              ===============================================================

   The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three and six month periods ended September 30, 2001 and 2000.


   For the three and six month periods ended September 30, 2001, the Company had 4,410,708 and 4,351,110 potentially dilutive shares of common stock, respectively, not included in the computation of diluted loss per share because they would have had an anti-dilutive effect (4,481,328 and 4,510,801 potentially dilutive shares for the three and six month periods ended September 30, 2000, respectively).

NOTE G - RELATED PARTY TRANSACTIONS

   During May 1996, the Company entered into a promissory note with its president for $250,000 which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The president advanced the Company an additional $55,000 during July 2001. The note is not collateralized.

NOTE H - COMMITMENTS AND CONTINGENCIES

   Litigation

   The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

NOTE I - SUBSEQUENT EVENTS

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

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

  This item discusses the results of operations for the Company for the three and six months ended September 30, 2001, and compares these periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at September 30, 2001 as compared to March 31, 2001, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

  Results of Operations

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. (Note B to the condensed consolidated financial statements at 9/30/01).

  Sale of Gift Certificates

  The following is included because the Company derives the majority of its revenues from the sale of gift certificates. The following figures are included for informational purposes only and are not included in the Company's condensed consolidated statements of operations.

  The Company experienced an increase in the face amount of gift certificates sold of 58.5% or $2,252,582 to $6,102,068 from $3,849,486 in the three months ended September 30, 2001 compared to the three months
  ended September 30, 2000 respectively.    The Company experienced a 68.4%
  increase, or $5,860,634 in the face amount of gift certificates sold to $14,429,541 from $8,568,907 in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively.

  Revenues and Cost of Revenues

  The Company experienced an increase in total revenues of 483.4% or $387,602 to $467,789 from $80,187 in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company experienced an increase in total revenues of 442.4% or $748,245 to $917,391 from $169,146 in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively. (Note C to the condensed consolidated financial statements at 9/30/01).

  Due to implementation of the agreement with Darden, where the Company began purchasing and selling gift certificates of third party retailers and providing Call Center and Internet fulfillment of Darden's gift certificate orders, sale of third party gift certificates increased $390,140 from $1,672 to $391,812 in the three months ended September 30, 2001, compared to the three months ended September 30, 2000 respectively. Sale of third party gift certificates increased $741,302 from $2,372 to $743,674 in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively.

  The Company experienced an increase in the total cost of revenues of 808.8% or $342,551 to $384,902 from $42,351 in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company experienced an increase in the total cost of revenues of 649.7% or $643,257 to $742,269 from $99,012 in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively. This increase is due primarily to the increase in cost of third party certificates as described below.

  The Company experienced an increase in the cost of third party certificates of $323,900 to $325,382 from $1,482 in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company experienced an increase in the cost of third party certificates of $628,327 to $630,445 from $2,118 in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively. This increase in cost is related primarily to the increase in the number of third party gift certificates sold.

  The Company experienced an increase in gross profit of 119.1% or $45,051 to $82,887 from $37,836 in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company experienced an increase in gross profit of 149.7% or $104,988 to $175,122 from $70,134 in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively.

     New Business Developments

     On July 6, 2001 the Company signed an agreement with eBay, The World's Online MarketplaceTM to be a preferred provider of national retailer gift certificates, offering buyers one of the largest selections available in one location. The Company is negotiating to resell national retailer gift certificates on the eBay website, including, but not limited to; gift certificates for Red Lobster, Olive Garden, BLOCKBUSTER, Marriott Hotels and Resorts, Media Play, Borders, and more. The Company will provide participating national retailers exposure to eBay's 30 million registered users. From a marketing standpoint, targeted exposure to qualified buyers is expensive to obtain, but the Company is now able to offer this targeted exposure through eBay without additional costs to the retailer. The Company will continue to evaluate opportunities to expand into unique vertical markets to offer gift certificates in an auction-style environment. (www.ebay.com).

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

  Operating Expenses

  The Company experienced an increase in total operating expenses of 14.8% or $139,480 to $1,082,773 from $943,293 in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company experienced an increase in total operating expenses of 18.8% or $352,221 to $2,230,479 from $1,878,258 in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively. The increase during the six month period ended September 30, 2001 compared to the six month period ended September 30, 2000 is attributable mainly to an increase or (decrease) in:

    Personnel

    In the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively, personnel costs increased 13.2% or $83,490 to $713,986 from $630,496. In the six months ended
    September 30, 2001 compared to the six months ended September 30, 2000 respectively, the total number of employees increased from 52 to 56, with the number of full time salaried employees increasing from 30 to 31, and the number of hourly employees increasing from 22 to 25. The number of part-time employees decreased from 6 to 3 employees, and the number of temporary employees increased from 0 to 5 employees.
    Personnel costs increased 18.2% or $228,657 to $1,484,101 from $1,255,444 due to the increased cost of full time employees, an increase in the hourly wages paid to hourly employees, and the addition of 5 temporary employees.

    Legal and accounting

    In the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively, legal and accounting expenses increased 507.8% or $53,578 to $64,128 from $10,550. In the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively, legal and accounting expenses increased 816.7% or $102,126 to $114,630 from $12,504 due to costs incurred for auditing and legal document review associated with several Private Placement Offerings (Notes E and I to the condensed consolidated financial statements), and the costs associated with filing with the SEC as a reporting company.

    Outside consultants

    In the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively, consulting expenses decreased 88.1% or $25,919 to $3,500 from $29,419. In the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively, consulting expenses decreased 92.8% or $45,338 to $3,500 from $48,838 as the Company ceased all agreements with outside consultants.

    Travel

    In the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively, travel expense decreased 36.9% or $9,196 to $15,720 from $24,916. In the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively, travel expense decreased 38.5% or $23,735 to $37,983 from $61,718 as more business was conducted via mail, email, facsimile and telephone.

    Depreciation and amortization

    In the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively, depreciation and amortization expense increased 61.7% or $33,266 to $87,146 from $53,880. In the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively, depreciation and amortization increased 85.6% or $80,230 to $173,968 from 93,738 due to an increase in the amount of equipment installed in various mall properties the Company has under contract.

  The Company's operating expenses exceeded gross profit in the three and six month periods ending September 30, 2001. The Company experienced an increase in operating losses of 10.4% or $94,429 to ($999,886) from ($905,457) in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company experienced an increase in operating losses of 13.7% or $247,233 to ($2,055,357) from ($1,808,124) in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively.

  Other Income (Expenses)

  The Company experienced an increase in total other expenses of 485.8% or $358,496 to ($432,293) from ($73,797) in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company experienced an increase in total other expenses of 187.0% or $454,617 to ($697,791) from ($243,174) in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively. The increases are primarily from an increase in interest expense associated with the beneficial conversion feature of debt incurred by the Company. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place.

  Liquidity and Capital Resources

  The Company's expenses are currently greater than revenues. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of September 30, 2001 was ($22,139,670), an increase of 14.9% or $2,879,346 from ($19,260,324) on March 31, 2001.

  The Company's net losses increased by 46.3% or $452,925 to ($1,432,179) from ($979,254) in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 respectively. The Company's net losses increased 34.2% or $701,850 to ($2,753,148) from ($2,051,298) in the six months ended September 30, 2001 compared to the six months ended September 30, 2000 respectively. The Company's current liabilities exceed its current assets by $3,099,799 as of September 30, 2001.

  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. (Note B to the condensed consolidated financial statements at 9/30/01). The Company will continue to attempt to raise capital through private equity offerings until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. The Company currently has excess square footage in its headquarters and plans to sub-lease this space as an additional revenue source.

     Cash

     The Company's cash position was $0, and checks written in excess of cash in the bank totaled $334,260 at September 30, 2001, due primarily to timing of receipts and payments at September 30, 2001, compared to $7,866 and $0 respectively at March 31, 2001. Additional funds were obtained from notes with stockholders and from the sale of common stock from the November 1, 2000 Private Placement Memorandum which was closed July 30, 2001, and the August 16, 2001 Private Placement Memorandum subsequent to September 30, 2001 to cover operating expenses.

     Restricted Cash

     Restricted cash and the related offsetting payable representing the amount of unredeemed gift certificates decreased 8.4% or $879,176 to $9,559,750 at September 30, 2001 from $10,438,926 at March 31, 2001 primarily due to seasonal factors.

     Accounts Payable

     Accounts Payable increased 19.4% or $89,422 to $551,006 at September 30, 2001 from $461,584 at March 31, 2001 primarily due to the Company's decision to postpone certain payments until after the end of the fiscal quarter ended September 30, 2001.

     Accrued Liabilities

     Accrued Liabilities increased 42.4% or $142,480 to $478,867 at September 30, 2001 from $336,387 at March 31, 2001 primarily due to accrued interest on various notes to shareholders.

     Liquidity and Financing Arrangements

     Additional Paid-In Capital increased 10.6% or $2,013,806 to $20,976,042 at September 30, 2001 from $18,962,236 at March 31, 2001.

     From April 2001 through September 30, 2001, the Company received $1,030,085 before offering costs of $60,616 for the sale of 234,264 shares of common stock.

     From April 2001 through September 30, 2001, the Company issued 20,476 shares of common stock to a stockholder for interest in the amount of $100,100 according to terms of a note payable.

     From April 2001 through September 30, 2001, the Company converted notes to stockholders of $300,000 to 128,788 shares of common stock.

     From April 2001 through September 30, 2001, the Company issued 6,274 shares of common stock valued at $30,725 for services.

     The Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the six month period ended September 30, 2001. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the six month period ended September 30, 2001, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $408,977.

     From April 2001 through September 30, 2001, the Company issued 2,159 common stock options for services and compensation to a consultant pursuant to Rule 701. The Company recognized $9,573 of expense for options granted.

     From April 2001 through September 30, 2001, the Company issued 101,250 common stock warrants to a stockholder and recorded additional interest expense of $73,855 in connection with two outstanding notes payable.

     The Company further supplemented its operating capital through loans from shareholders. In the six month period ended September 30, 2001 the Company borrowed from its shareholders a total of $540,000. Of this amount, $55,000 was borrowed from the Company's President, Keith A. Guevara, an affiliate of the Company. The note is not collateralized. These loan proceeds were used in part to repay two outstanding loans to other nonaffiliated shareholders. No other related party transactions took place.

  The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash will be needed to reduce the Company's debt and losses until such time as the Company becomes profitable. In conjunction with efforts to improve results of operations, the Company is actively seeking infusions of capital from investors from the August 16, 2001 Private Placement Memorandum. Due to cash flow constraints, the Company will rely on equity financing to meet anticipated capital needs. There can be no assurances that the Company will be successful in obtaining any such capital. Additional issuance of shares for debt and/or equity will serve to dilute the value of the Company's common stock and existing shareholder positions. If the Company fails to obtain financing and/or fails to improve results from operations, the Company will be unable to meet obligations as they become due. This could raise substantial doubt about the Company's ability to continue as a going concern.

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


  Subsequent Events

  On November 1, 2001, the Company entered into a five-year exclusive agreement to distribute mall gift certificates with another Urban Retail Property mall, The Streets at Southpoint, located in Durham, North Carolina. This increased the total number of malls of Urban Retail Property under contract with the Company to twenty-three (23). The Company anticipates The Streets at Southpoint annual gift certificate face value sales of approximately $500,000 and annual revenues to the Company of approximately $25,000.

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

  The Company anticipates the revenues from the magnetic stored value gift card in the form of administration fees will be in excess of revenues generated from the current paper gift certificate programs. The Company will support both paper gift certificate and plastic gift card programs going forward, as some mall developers will transition to the gift card program from gift certificates at different paces. The Company anticipates there will be some properties that may not wish to convert to a gift card program for some time, until the concept is completely proven.

  In January 2002, NBO, Inc., a Utah Corporation, merged into its wholly-owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland, and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland. The reincorporation did not affect the substantive rights of the shareholders.

                                   PART II
                              OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

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

  Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split (Note E).

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

  During the nine month period ended December 31, 2001, the Company issued 163,125 common stock warrants to a stockholder and recorded additional interest expense of $107,132 in connection with two outstanding notes payable. The note holders are also shareholders and accredited investors. These transactions were completed in accordance with Rule 506.

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

Item 4.   Submission of Matters to a Vote of Securities Holders.

  Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split (Note E). The stock split was approved by written consent of shareholders holding a majority of the outstanding shares as required by law.

Item 6.      Exhibits and Reports on Form 8-K

     Reports on Form 8-K for the period covered by this report:    None

     Exhibits: The exhibits required are set forth below and are incorporated by reference to Form 10-SB/A filed April 26, 2002.

Numbe       Description                                               Date
r
(2)    a.   Articles of Incorporation in the State of Maryland.     1/30/02
       b.   Articles of Merger.                                     1/29/02
       c.   Bylaws of NBO Systems, Inc.
(6)    a.   Services Agreement between WILDCARD SYSTEMS, INC., a    3/20/01
            Florida corporation, and NBO, Inc.
       b.   INTERNET GIFT CARD(S) AGREEMENT between NBO, Inc., and  8/4/00
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
       k.   CONTRACT SERVICES AGREEMENT between Neighborhood Box    4/11/00
            Office, Inc., and Smith's Food and Drug Centers, Inc.
       l.   Advertising and Promotions Agreement between eBay Inc., 6/2001 and Neighborhood Box Office
       m.   Bayer Properties Standard Mall Agreement                2001
       n.   Prime Retail Standard Mall Agreement                    2001

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBO SYSTEMS, INC.

By /s/    Keith A. Guevara                             May 1, 2002
     Chairman/President/CEO


     /s/ Kent Jasperson                                May 1, 2002
     Chief Accounting Officer


     /s/ Christopher Foley                             May 1, 2002
     Vice President of Finance