Form 10QSB
period 2001-12-31
NBO SYSTEMS  INC
filed 2002-05-02
CIK 1145731

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2001        Commission file number 0-33037


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


As of December 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 16,025,046.

Transitional Small Business Disclosure Format (check one):   Yes ___ No  X

                              TABLE OF CONTENTS



                                                            Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Balance Sheets as of December 31, 2001 (unaudited)                3
          and March 31, 2001

          Statements of Operations for the Three Months and
          Nine Months ended December 31, 2001 (unaudited)
          and 2000 (unaudited)                                              5

         Statement of Stockholders' Deficit for the Nine Months
         ended December 31, 2001 (unaudited)                                6

          Statements of Cash Flows for the Nine Months ended                7
          December 31, 2001 (unaudited) and 2000 (unaudited)

          Notes to Condensed Consolidated Financial Statements              9
          (unaudited)

Item 2Management's Discussion and Analysis of
      Financial Condition and Results of Operations                       15

PART II - OTHER INFORMATION

Item 2Changes in Securities                                               24

Item 4Submission of Matters to a Vote of Securities Holders               25

Item 6Exhibits and Reports on Form 8-K                                    25

Signatures                                                                26

                       PART I.   FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NBO Systems, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                                   December       March 31,
                                                     31,
                                                     2001           2001
CURRENT ASSETS                                    (unaudited)
Cash                                           $            - $        7,866
Restricted cash                                     30,255,703     10,438,926
Accounts receivable, net of allowance for
uncollectible accounts of $5,000 in December
31, 2001 and March 31, 2001                            286,899        133,258
Employee advances                                        1,608          1,667
Inventory (Note D)                                      18,331         19,141
Prepaid expenses                                         4,019         59,231
                                                   -----------    -----------
Total current assets                                30,566,560     10,660,089




PROPERTY AND EQUIPMENT, NET                          1,454,805      1,646,380




OTHER ASSETS, NET                                      501,273        546,399
                                                   -----------    -----------
                                                $   32,522,638 $   12,852,868
                                                   ===========    ===========

                                 (continued)

      The accompanying notes are an integral part of these statements.

                              NBO Systems, Inc.

              CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                    LIABILITIES AND STOCKHOLDERS' DEFICIT


                                              December 31,      March 31,
                                                  2001            2001
CURRENT LIABILITIES                           (unaudited)
Checks written in excess of cash in bank    $      355,921  $             -
Gift certificates payable                       30,255,703       10,438,926
Accounts payable                                 1,274,783          461,584
Accrued liabilities                                572,796          336,387
Notes to stockholders                            1,800,526        1,554,065
Notes to officer                                   341,749          250,000
Current maturities of long-term                          -           66,138
obligations
                                              ------------      -----------
Total current liabilities                       34,601,478       13,107,100
LONG-TERM LIABILITIES
Deferred gain                                            -            5,000
                                              ------------      -----------
Total liabilities                               34,601,478       13,112,100
COMMITMENTS AND CONTINGENCIES (Note H)                   -                -
STOCKHOLDERS' DEFICIT (Note E and I)
Capital stock
Convertible redeemable preferred stock,
par value $1.00; authorized 1,000,000
shares; issued and outstanding 53,847 and
48,952 shares at December 31, 2001 and
March 31, 2001, respectively; redemption
value $2.20 per share                               53,847           48,952
Common stock, par value $0.0005;
authorized 20,000,000 shares; 16,025,046
and 15,608,511 shares issued and
outstanding at December 31, 2001 and March
31, 2001, respectively                               8,013            7,804
Subscriptions receivable                          (17,900)         (17,900)
Additional paid-in capital                      21,601,921       18,962,236
Accumulated deficit                           (23,724,721)     (19,260,324)
                                              ------------     ------------
Total stockholders' deficit                    (2,078,840)        (259,232)
                                              ------------     ------------
                                            $   32,522,638  $    12,852,868
                                              ============     ============

      The accompanying notes are an integral part of these statements.

                              NBO, Systems Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                       Three months ended            Nine months ended
                          December 31,                  December 31,
                      2001           2000           2001           2000
Revenues
Third party
gift
certificates    $     973,480  $        65,410 $    1,717,154 $       67,782
Merchant fees
earned from
retailers             224,257          124,911        252,353        153,303
Convenience
fees earned
from customers          5,742           11,556          7,658         16,679
Equipment and
software income        10,832           19,600         30,667         27,125
Interest on
restricted cash        33,541           91,378        157,411        217,112
                   ----------      -----------    -----------    -----------
                    1,247,852          312,855      2,165,243        482,001
Cost of
revenues
Third party
gift
certificates          921,471           39,734      1,551,916         41,852
Other                 110,534          312,648        222,358        409,542
                   ----------      -----------    -----------    -----------
                    1,032,005          352,382      1,774,274        451,394
                   ----------      -----------    -----------    -----------
Gross profit
(loss)                215,847         (39,527)        390,969         30,607
Operating
expenses
Personnel             738,511          741,355      2,222,612      1,996,799
Legal and
accounting             17,883           38,671        132,513         51,175
Rent                   87,409           80,472        241,822        222,002
Office                148,283          161,883        356,531        364,098
Consulting                  -           36,399          3,500         85,237
Travel                 16,400           34,274         54,383         95,992
Bad debts               9,620            8,500         21,316         10,500
Marketing               3,740           16,620         24,539         57,315
Depreciation
and
amortization           89,965           77,627        263,933        171,365
Miscellaneous          10,422           13,369         31,563         32,945
                   ----------      -----------    -----------    -----------
                    1,122,233        1,209,170      3,352,712      3,087,428
                   ----------      -----------    -----------    -----------
Operating loss      (906,386)      (1,248,697)    (2,961,743)    (3,056,821)
Other income
(expense)
Interest
expense             (675,283)        (185,562)    (1,375,391)      (477,657)
Interest income           359            7,906          6,334         26,454
Loss on
disposal of
other assets,
and property                           (7,610)        (7,254)        (7,610)
and equipment         (3,486)
Other income
(expense), net          (255)                8          (145)         30,381
                   ----------      -----------    -----------    -----------
                    (678,665)        (185,258)    (1,376,456)      (428,432)
                   ----------      -----------    -----------    -----------
NET LOSS        $ (1,585,051)  $   (1,433,955) $  (4,338,199) $  (3,485,253)
                  ===========      ===========    ===========    ===========
Net loss per
common share -
basic and
diluted (Note
F)              $      (0.10)  $        (0.09) $       (0.28) $       (0.24)
                  ===========      ===========    ===========    ===========
Weighted-
average number
of common
shares
outstanding -
basic and
diluted (Note
F)                 16,016,263       15,244,034     15,883,735     14,996,816
                  ===========      ===========    ===========    ===========

      The accompanying notes are an integral part of these statements.

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                 For the nine months ended December 31, 2001

                                    Preferred stock         Common stock
                                    Number                Number
                                  of shares    Amount   of shares    Amount
Balance at April 1, 2001              48,952 $ 48,952 $ 15,608,511 $   7,804
Preferred stock dividends              4,895    4,895            -         -
Common stock issued for
Notes payable                              -        -      128,788        64
Services                                   -        -        6,886         3
Payment of interest                        -        -       29,576        15
Cash (net of issuance costs of             -        -      251,285       127
$61,257)
Interest expense recognized on
beneficial conversion features on
notes payable                              -        -            -         -
Common stock options and warrants
issued for services and
compensation                               -        -            -         -
Stock warrants issued for
interest                                   -        -            -         -
Net loss                                   -        -            -         -
                                   ---------   ------   ----------   -------
Balance at December 31, 2001          53,847 $ 53,847 $ 16,025,046 $   8,013
                                   =========   ======   ==========   =======

       The accompanying notes are an integral part of this statement.

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                 For the nine months ended December 31, 2001
                                 (CONTINUED)

                     Subscrip-    Additional
                       tions       paid-in      Accumulated
                     receivabl     capital        deficit          Total
                         e
Balance at April
1, 2001            $  (17,900) $   18,962,236 $  (19,260,324) $    (259,232)
Preferred stock
dividends                    -        121,303       (126,198)              -
Common stock
issued for
Notes payable                -        299,936               -        300,000
Services                     -         34,092               -         34,095
Payment of
interest                     -        150,135               -        150,150
Cash (net of
issuance costs of            -      1,061,437               -      1,061,564
$61,257)
Interest expense
recognized on
beneficial
conversion
features on notes
payable                      -        856,077               -        856,077
Common stock
options and
warrants issued
for services and
compensation                 -          9,573               -          9,573
Stock warrants
issued for
interest                     -        107,132               -        107,132
Net loss                     -              -     (4,338,199)    (4,338,199)
                     ---------    -----------   -------------   ------------
Balance at
December 31, 2001  $  (17,900) $   21,601,921 $  (23,724,721) $  (2,078,840)
                     =========    ===========   =============   ============


       The accompanying notes are an integral part of this statement.
                                      6

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                     Nine months ended
                                                       December 31,
                                                    2001           2000
Increase (decrease) in cash and cash
equivalents
Cash flows from operating activities
Net loss                                      $  (4,338,199)  $  (3,485,253)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                        263,933         171,365
Loss on disposal of other assets, and
property and equipment                                 7,254           7,610
Bad debt expense                                      21,316          10,500
Common stock options and warrants issued for
services and compensation                              9,573          63,079
Common stock warrants issued for interest            107,132          73,040
Interest expense recognized on beneficial
conversion features on notes payable                 856,077         283,417
Common stock issued for services                      34,095               -
Common stock issued for interest                     150,150           2,000
Amortization of prepaid interest on loans             36,470               -
Changes in assets and liabilities
Accounts receivable                                (174,957)        (48,169)
Employee advances                                         59          21,575
Inventory                                                248        (15,599)
Prepaid expenses and other assets                     78,903          55,626
Accounts payable                                     813,199         597,300
Accrued liabilities                                  236,409          20,345
                                                ------------      ----------
Total adjustments                                  2,439,861       1,242,089
                                                ------------      ----------
Net cash used in operating activities            (1,898,338)     (2,243,164)
                                                ------------      ----------

                                 (Continued)

                              NBO Systems, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (UNAUDITED)


                                                      Nine months ended
                                                        December 31,
                                                    2001           2000
Cash flows from investing activities -
Purchase of property and equipment                 (95,587)      (1,037,377)
                                                 ----------       ----------
Cash flows from financing activities
Increase in checks written in excess of cash in
bank                                                355,921                -
Principal payments on unsecured loan                      -         (30,000)
Principal payments on long-term obligations        (66,138)         (64,515)
Proceeds from sale of common stock                1,090,813        2,938,618
Proceeds from loans to stockholders                 811,752          725,500
Proceeds from notes to officer                       62,500           20,000
Principal payments on notes to officer                    -         (20,000)
Principal payments on notes to stockholders       (268,789)         (16,801)
                                                 ----------       ----------
Net cash provided by financing activities         1,986,059        3,552,802
                                                 ----------       ----------
Net increase (decrease) in cash                     (7,866)          272,261
Cash at beginning of period                           7,866          462,361
                                                 ----------       ----------
Cash at end of period                           $         -  $       734,622
                                                 ==========       ==========
Supplemental disclosure of cash
flow information
Cash paid during the period for
Interest                                        $   106,746  $        69,960
Noncash investing and financing
activities (Note E)
Beneficial conversion feature of convertible    $            $
debt                                                856,077          283,417
Common stock issued for interest expense            150,150            2,000
Common stock warrants issued for interest
expense                                             107,132           73,040
Common stock issued for services                     34,095                -
Common stock options and warrants issued for
services                                              9,573           63,079
Common stock purchased from officer and related
increase in notes payable to officer                 29,249                -


                                 (Continued)

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of NBO Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of December 31, 2001, its consolidated results of operations for the three months ended December 31, 2001 and 2000 and its consolidated results of operations and cash flows for the nine months ended December 31, 2001 and 2000. The results of operations for the three months and nine months ended December 31, 2001, may not be indicative of the results that may be expected for the year ending March 31, 2002.


NOTE B - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $1,585,051 and $4,338,199 for the three month and nine month periods ended December 31, 2001, respectively, and net losses since inception (June 23, 1994) of $23,724,721 as of December 31, 2001. The Company's current liabilities exceed its current assets by $4,034,918 as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required, and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the revenue sources available to the Company as a result of new multi-year exclusive agreements entered into are expected to be significant, management intends to pursue additional debt or equity financing until revenue sources are sufficient to meet the Company's on-going operational expenses.


NOTE C - REVENUE RECOGNITION

   During the nine month period ended December 31, 2001 the Company began purchasing and selling gift certificates of third party retailers. The Company records as revenue the amount received from the customer at the time of sale. The amount that the Company pays the retailer is recorded as a cost of revenue. The Company recognizes convenience fee revenue earned from customers from the sale of gift certificates upon the occurrence of the event. Merchant fee revenue earned from retailers is recognized when gift certificates are redeemed. Revenue from the sale of kiosks is recognized upon shipment or installation if the Company is required to install the kiosks. Interest income is recognized when earned.

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

   The Company issued 29,576 shares of common stock to a stockholder for interest in the amount of $150,150 according to terms of a note payable. The note holder is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506.

   The Company converted notes to stockholders of $300,000 to 128,788 shares of common stock pursuant to Rule 506.

   The Company issued 6,886 shares of common stock valued at $34,095 for services. This transaction was a private placement under section 4(2) of the Securities Act of 1933, as amended, and Rule 506.

   On August 16, 2001, the Company authorized 1,400,000 shares of common stock to be sold in a private placement offering. The common stock is offered at $5.50 per share.

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

   The Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the nine month period ended December 31, 2001. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the nine month period ended December 31, 2001, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $856,077.

   During the nine month period, the Company issued 2,159 common stock options for services and compensation to a consultant pursuant to Rule
   701.  The Company recognized $9,573 of expense for options granted.

   During the nine month period, the Company issued 163,125 common stock warrants to a stockholder and recorded additional interest expense of
   $107,132 in connection with two outstanding notes payable. The note holders are also shareholders and accredited investors. These transactions were completed in accordance with Rule 506.


NOTE F - LOSS PER COMMON SHARE

                      Three month period ended       Nine month period ended
                           December 31,                   December 31,
                        2001           2000            2001           2000
 Net loss per
 common share -
 basic and
 diluted
 Net loss        $  (1,585,051) $  (1,433,955) $  (4,338,199) $   (3,485,253)
 Dividends on
 preferred stock
                              -              -      (126,198)        (91,823)
                    -----------    -----------    -----------     -----------
 Net loss
 available to
 common
 shareholders    $  (1,585,051) $  (1,433,955) $  (4,464,397) $   (3,577,076)
                    ===========    ===========    ===========     ===========
 Common shares
 outstanding
 during the
 entire period       15,998,313     15,156,929     15,608,511      14,623,644
 Weighted
 average common
 shares issued
 during the
 period                  17,950         87,105        275,224         373,172
                    -----------    -----------    -----------     -----------
 Weighted
 average number
 of common
 shares used in
 basic EPS           16,016,263     15,244,034     15,883,735      14,996,816
                    -----------    -----------    -----------     -----------

 Dilutive effect
 of stock
 options,
 warrants, and
 convertible
 preferred stock
                              -              -
                    -----------    -----------    -----------     -----------
 Weighted
 average number
 of common
 shares and
 dilutive
 potential
 common stock
 used in diluted
 EPS                 16,016,263     15,244,034     15,883,735      14,996,816
                    ===========    ===========    ===========     ===========

   The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three and nine month periods ended December 31, 2001 and 2000.

   For the three and nine month periods ended December 31, 2001, the Company had 4,508,967 and 4,403,729 potentially dilutive shares of common stock, respectively, not included in the computation of diluted loss per share because they would have had an anti-dilutive effect (4,452,036 and 4,491,213 potentially dilutive shares for the three and nine month periods ended December 31, 2000, respectively).


NOTE G - RELATED PARTY TRANSACTIONS

   During May 1996, the Company entered into a promissory note with its president for $250,000 which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The president advanced the Company an additional $62,500 during the nine month period ended December 31, 2001. The Company also redeemed 10,636 shares of common stock from the president of the Company and increased the promissory note by $29,244 (Note E). The note is not collateralized.


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

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

  This item discusses the results of operations for the Company for the three and six months ended December 31, 2001, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at December 31, 2001 as compared to March 31, 2001, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

  Results of Operations

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. (Note B to the condensed consolidated financial statements at 12/31/01).

  Sale of Gift Certificates

  The following is included because the Company derives the majority of its revenues from the sale of gift certificates. The following figures are included for informational purposes only and are not included in the Company's condensed consolidated statements of operations.

  The Company experienced a 19.3% increase, or $5,630,194 in the face amount of gift certificates sold in the three months ended December 31, 2001 to
  $34,790,066 from $29,159,872 at December 31, 2000.    The Company
  experienced a 30.5% increase, or $11,490,828 in the face amount of gift certificates sold to $49,219,607 from $37,728,779 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively.

  Revenues and Cost of Revenues

  The Company experienced an increase in total revenues of 298.9% or $934,997 to $1,247,852 from $312,855 in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced an increase in total revenues of 349.2% or $1,683,242 to $2,165,243 from $482,001 in the nine months ended
  December 31, 2001 compared to the nine months ended December 31, 2000 respectively. (Note C to the condensed consolidated financial statements).

  Due to implementation of the agreement with Darden, where the Company began purchasing and selling gift certificates of third party retailers and providing Call Center and Internet fulfillment of Darden's gift certificate orders, sale of third party gift certificates increased 1,388.3% or $908,070 from $65,410 to $973,480 in the three months ended
  December 31, 2001, compared to the three months ended December 31, 2000 respectively. Sale of third party gift certificates increased 2,433.3% or $1,649,372 from $67,782 to $1,717,154 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively.

  Merchant fees earned from retailers increased 79.5% or $99,346 from $124,911 to $224,257 in the three months ended December 31, 2001, compared to the three months ended December 31, 2000 respectively. Merchant fees earned from retailers increased 64.6% or $99,050 from $153,303 to $252,353 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. This increase is due primarily to an increase in the amount of gift certificates sold for these retailers, and the subsequent redemptions of those gift certificates, which is when the Company is paid the fee.

  Interest on restricted cash decreased 63.3% or $57,837 from $91,378 to $33,541 in the three months ended December 31, 2001, compared to the three months ended December 31, 2000 respectively. Interest on restricted cash decreased 27.5% or $59,701 from $217,112 to $157,411 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. This decrease is due primarily to the reduced amount of restricted cash earning interest because of gift certificate redemptions, and also due primarily to a lower interest rate being earned on the restricted funds, because of a declining interest rate environment created by the current economy.

  The Company experienced an increase in the total cost of revenues of 192.9% or $679,623 to $1,032,005 from $352,382 in the three months ended
  December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced an increase in the total cost of revenues of 293.1% or $1,322,880 to $1,774,274 from $451,394 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. This increase is due primarily to the increase in cost of third party certificates as described below.

  The Company experienced an increase in the cost of third party certificates of 2,219.1% or $881,737 to $921,471 from $39,734 in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced an increase in the cost of third party certificates of 3,608.1% or $1,510,064 to $1,551,916 from $41,852 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. This increase in cost is related primarily to the increase in the number of third party gift certificates sold.

  The Company experienced a decrease in the cost of revenues other than the cost of third party certificates of 64.6% or $202,114 to $110,534 from $312,648 in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced a decrease in the cost of revenues other than the cost of third party certificates of 45.7% or $187,184 to $222,358 from $409,542 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. This decrease is due primarily to the Company increasing margins on services provided, and initiating fees for services previously absorbed completely by the Company. The increased margins and fees helped to offset the costs associated with the sale of gift certificates other than third party gift certificates.

  The Company experienced an increase in gross profit of 646.1% or $255,374 to $215,847 from ($39,527) in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced an increase in gross profit of 1,177.4% or $360,362 to $390,969 from $30,607 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively.

     New Business Developments

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

     Magnetic Stored Value Gift Card Pilot

     On October 4, 2001 the Company signed a three year agreement with Bayer Properties, Inc. located in Birmingham, Alabama to provide, implement, and manage a stored-value mall gift card program in two properties, The Summit, in Birmingham, Alabama and The Summit, in Louisville, Kentucky, with further program details described below. The Company anticipates the two properties combined annual gift card face value sales of approximately $1,000,000 and annual revenues to the Company of approximately $150,000.

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

     The Company's gift card program offers a solution to many mall environment challenges. The customized plastic cards, with a magnetic stripe, enables signature-based debit services in an open transaction environment. Magnetic stored value gift cards will be sold, activated, and funded at Customer Service Centers within the above listed mall properties, and at the Company's corporate facilities for Corporate and

     Internet transactions. Gift cards offered in this program are branded with the center's name on the face of the card, and can be redeemed at any retailer in the center. The gift cards are co-branded with the MasterCard logo on the face of the card. Bank of America is the MasterCard issuing member. The gift card is not personalized with the cardholder's name, but is embossed with the generic "Mall GiftCard Holder" instead. The program does not permit cash access (e.g. ATM). Gift card processing is performed by WildCard Systems, Inc. Gift card balances can be obtained at www.GiftCardBalance.com or by calling 866-
     261-3597, which are both listed on the back of the gift card.   After
     ninety (90) days from the date of purchase, the Company reserves the right to charge an administration fee not to exceed $2.50 per month.
     The most current business practice is to charge a $2.50 administration fee per month beginning on the first day of the sixth month from the date of purchase. Terms and conditions are provided with the purchase of each gift card that details where the card may be used, fees, expired funds, etc. The agreements listed above do not preclude the sale of paper gift certificates as a back-up to the magnetic stored value gift cards. Upon completion of the pilot period, the program will be evaluated by the issuing member and the Company for rollout to other mall properties.

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

  Operating Expenses

  The Company experienced a decrease in total operating expenses of 7.2% or $86,937 to $1,122,233 from $1,209,170 in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced an increase in total operating expenses of 8.6% or $265,284 to $3,352,712 from $3,087,428 in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. The increase during the nine month period ended December 31, 2001 compared to the nine month period ended December 31, 2000 is attributable mainly to an increase or (decrease) in:

    Personnel

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, personnel costs decreased 0.4% or $2,844 to $738,511 from $741,355. In the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively, the total number of employees decreased from 63 to 61, with the number of full time salaried employees decreasing from 55 to 46, the number of part-time employees decreasing from 8 to 3, and the number of temporary employees increasing from 0 to 12. Personnel costs increased 11.3% or $225,813 to $2,222,612 from $1,996,799 due to the increased cost of full time employees and an increase in the wages paid to for temporary employees.

    Legal and accounting

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, legal and accounting expenses decreased 53.8% or $20,788 to $17,883 from $38,671. In the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively, legal and accounting expenses increased 158.9% or $81,338 to $132,513 from $51,175 due to costs incurred for auditing and legal document review associated with several Private Placement Offerings (Note E to the condensed consolidated financial statements at 12/31/01), and the costs associated with filing with the SEC as a reporting company.

    Rent

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, rent increased 8.6% or $6,937 to
    $87,409 from $80,472.   In the nine months ended December 31, 2001
    compared to the nine months ended December 31, 2000 respectively, rent increased 8.9% or $19,820 to $241,822 from $222,002 and was expected by the Company as part of the lease agreement in place.

    Bad debts

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, bad debt expense increased 13.2%
    or $1,120 to $9,620 from $8,500.   In the nine months ended December 31,
    2001 compared to the nine months ended December 31, 2000 respectively, bad debt expense increased 103.0% or $10,816 to $21,316 from $10,500 as a course of normal business operations relating to the increased volume of gift certificates sold. The majority of the Company's bad debt expense is related to chargebacks by the consumer for Call Center or Internet gift certificate orders, and fraud related activity.

    Depreciation and amortization

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, depreciation and amortization
    expense increased 15.9% or $12,338 to $89,965 from $77,627.   In the
    nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively, depreciation and amortization expense increased 54.0% or $92,568 to $263,933 from $171,365 due to an increase in the amount of equipment installed in various mall properties the Company has under contract.

    Outside consultants

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, consulting expenses decreased $36,399 to $0 from $36,399. In the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively, consulting expenses decreased 95.9% or $81,737 to $3,500 from $85,237 as the Company ceased all agreements with outside consultants.

    Travel

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, travel expenses decreased 52.2% or $17,874 to $16,400 from $34,274. In the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively, travel expense decreased 43.3% or $41,609 to $54,383 from $95,992 as more business was conducted via mail, email, facsimile and telephone.

    Marketing

    In the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively, marketing expenses decreased 77.5%
    or $12,880 to $3,740 from $16,620.   In the nine months ended December
    31, 2001 compared to the nine months ended December 31, 2000 respectively, marketing expenses decreased 57.2% or $32,776 to $24,539 from $57,315. The Company made a decision to focus on marketing and advertising related to the mall gift certificate programs across the country and national retailers, versus the Salt Lake City local market where funds had been expended in previous periods. The reductions in marketing expenses were offset by personnel increases to expand the Companies' web presence.

  The Company's operating expenses exceeded gross profit in the three and nine month periods ending December 31, 2001. However, the Company experienced a decrease in operating losses of 27.4% or $342,311 to ($906,386) from ($1,248,697) in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced a decrease in operating losses of 3.1% or $95,078 to ($2,961,743) from ($3,056,821) in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively.

  Other Income (Expenses)

  The Company experienced an increase in other expenses of 266.3% or $493,407 to ($678,665) from ($185,258) in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company experienced an increase in other expenses of 221.3% or $948,024 to ($1,376,456) from ($428,432) in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. The increases are primarily from an increase in interest expense associated with the beneficial conversion feature of debt incurred by the Company. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place.

  Liquidity and Capital Resources

  The Company's expenses are currently greater than revenues. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of December 31, 2001 was ($23,724,721), an increase of 23.2% or $4,464,397 from ($19,260,324) on March 31, 2001.

  The Company's net losses increased by 10.5% or $151,096 to ($1,585,051) from ($1,433,955) in the three months ended December 31, 2001 compared to the three months ended December 31, 2000 respectively. The Company's net losses increased 24.5% or $852,946 to ($4,338,199) from ($3,485,253) in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 respectively. The Company's current liabilities exceed its current assets by $4,034,918 as of December 31, 2001.

  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. (Note B to the condensed consolidated financial statements at 12/31/01). The Company will continue to attempt to raise capital through private equity offerings until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. The Company currently has excess square footage in its headquarters and plans to sub-lease this space as an additional revenue source.

     Cash

     The Company's cash position was $0, and checks written in excess of cash in the bank totaled $355,921 at December 31, 2001, due primarily to timing of receipts and payments at December 31, 2001, compared to $7,866 and $0 respectively at March 31, 2001. Additional funds were obtained from notes with stockholders and from the sale of common stock from the outstanding Private Placement Memorandum subsequent to December 31, 2001 to cover operating expenses.

     Restricted Cash

     Restricted cash and the related offsetting payable representing the amount of unredeemed gift certificates increased 189.8% or $19,816,777 to $30,255,703 at December 31, 2001 from $10,438,926 at March 31, 2001.
     The Christmas holiday season represents the largest percentage of the Company's sale of gift certificates.

     Accounts Receivable

     Accounts Receivable increased 115.3% or $153,641 to $286,899 at December 31, 2001 from $133,258 at March 31, 2001, primarily due to an increase in receivables from the Company's credit card payment processor.

     Accounts Payable

     Accounts Payable increased 176.2% or $813,199 to $1,274,783 at December 31, 2001 from $461,584 at March 31, 2001 primarily due to the Company's decision to postpone certain payments until after the end of the calendar year.

     Accrued Liabilities

     Accrued Liabilities increased 70.3% or $236,409 to $572,796 at December 31, 2001 from $336,387 at March 31, 2001 primarily due to accrued interest on various notes to shareholders.

     Liquidity and Financing Arrangements

     Additional Paid-In Capital increased 13.9% or $2,639,685 to $21,601,921 at December 31, 2001 from $18,962,236 at March 31, 2001.

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

     The Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the nine month period ended December 31, 2001. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the nine month period ended December 31, 2001, the beneficial conversion resulted in a non-cash charge recorded as additional interest expense of $856,077.

     During the nine month period ended December 31, 2001, the Company issued 27,300 shares of common stock at the fair market price of $5.50 per share for a total of $150,150 for interest according to terms of a note payable which matured and was not paid.

     During the nine month period, the Company issued 2,159 common stock options for services and compensation to a consultant pursuant to Rule
     701.  The Company recognized $9,573 of expense for options granted.

     During the nine month period ended December 31, 2001, the Company issued 163,125 common stock warrants to a stockholder and recorded additional interest expense of $107,132 in connection with two outstanding notes payable.

     During the nine month period ended December 31, 2001, the Company issued 6,886 shares of common stock valued at $34,095 for services.

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

                        PART II.   OTHER INFORMATION

Item 2    Changes in Securities

     During the period ended December 31, 2001, the Company issued 27,300 shares of common stock at the fair market price of $5.50 per share for a total of $150,150 for interest according to terms of a note payable which matured and was not paid. The noteholder is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506.

     During the period ended December 31, 2001, the Company issued 163,125 common stock warrants to a stockholder and recorded additional interest expense of $107,132 in connection with two outstanding notes payable. The noteholder is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506.

     During the period ended December 31, 2001, the Company issued 6,886 shares of common stock valued at $34,095 for services rendered by its security and alarm company. This transaction was a private placement under section 4(2) of the Securities Act of 1933, as amended, and Rule 506.

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

NBO SYSTEMS, INC.

By /s/    Keith A. Guevara                             May 1, 2002
     Chairman/President/CEO


     /s/Kent Jasperson                                 May 1, 2002
     Chief Accounting Officer


     /s/Christopher Foley                              May 1, 2002
     Vice President of Finance