Form 10KSB
period 2002-03-31
NBO SYSTEMS  INC
filed 2002-07-15
CIK 1145731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the fiscal year ended March 31, 2002

                                NBO SYSTEMS, INC.
                (Formerly known as NBO, Inc., a Utah Corporation)

             STATE OF MARYLAND                          87-0527348
      (State or Other Jurisdiction of          (IRS Employer Identification
       Incorporation or Organization)                     Number)

  3676 West California Avenue, Building D                  84104
            Salt Lake City, Utah                        (Zip code)
  (Address of Principal Executive Offices)

                                 (801) 887-7000
              (Registrant's Telephone Number, Including Area Code)

              Securities registered under Section 12(b) of the Act:
       Title Of Each Class               Name Of Each Exchange On Which
       To Be So Registered               Each Class Is To Be Registered
         None                                         N/A

              Securities registered under Section 12(g) of the Act:
                         Common Stock, Par Value $.0005
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $5,467,716

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Voting: 13,395,174 non-affiliate common shares at $5.50 = $73,673,457 Non-Voting: zero

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity. 16,569,887 common shares as of March 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; NONE. (2) any proxy or information statement; NONE. and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). NONE.

Transitional Small Business Disclosure Format (check one):

Yes ____    No __X__

                                TABLE OF CONTENTS
PART I                                                                Page

ITEM 1. DESCRIPTION OF BUSINESS                                        1

ITEM 2. DESCRIPTION OF PROPERTY                                       11

ITEM 3. LEGAL PROCEEDINGS                                             11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                           15

ITEM 7. FINANCIAL STATEMENTS                                          27

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                      27

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    27

ITEM 10. EXECUTIVE COMPENSATION                                       31


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                    4

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                6

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                              7

SIGNATURES                                                             8

PART F/S                                                            F -1

Forward-looking Statements

All statements made herein, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. Any one or a combination of factors could materially affect the Company's results operations and financial position. These factors include competitive pressures, success or failure of marketing programs, changes in pricing, creditor actions, and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of the Company's business and the environment in which the Company currently operates. Because of the factors listed above, as well as factors beyond the Company's control, actual results may differ from those in the forward-looking statements.

                                     PART I

Item 1.  Description of Business.

  (a)  Business Development

     NBO Systems, Inc. ("NBO" or the "Company" or "we") began operations in June 1994. From inception through March 31, 1999, NBO was considered a development stage company.

     Beginning in the fall of 1998, NBO entered into long-term exclusive agreements with certain mall property and retail owners in an effort to build a larger national presence in selling gift certificates. As a result of these contracts, the Company started significant gift certificate operations in October of 1998 and therefore, was no longer considered a development stage company as of the fiscal year ended March 31, 1999.

     The Company changed its name from Neighborhood Box Office, Inc. to NBO, Inc. on July 17, 2000. In January of 2002, NBO, Inc., merged into its wholly-owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland.

     The Company was created for the purpose of developing a state-of the-art event and entertainment ticket distribution system. The first two years of operations were spent primarily on the development of software, along with the design and integration of hardware components in a kiosk. Kiosks were installed in Lansing, Michigan as the initial beta test site for the Company. Additional markets were installed in several geographic areas, demonstrating the technology and capabilities of the Company to the industry.

     In late 1997 and early 1998, the Company decided to pursue opportunities distributing gift certificates using technology similar to that already developed for the ticketing business. In 1998 the Company was successful in finalizing an agreement with Urban Retail Properties, Inc., one of the nation's largest mall owner/operators, to distribute gift certificates on an exclusive basis for 14 of its properties. As a result of this contract, the Company generated sales in excess of $4.3 million in the face value of gift certificates in the year ended March 31, 1999, resulting in fees and interest income to the Company of $387,054. In the fall of 1999, the Company's exclusive agreement with Urban was expanded to include eight additional mall properties. Together with additional expansion, the number of Urban properties totaled 22 malls, and as of March 31, 2002, a total of 24 Urban malls are installed and operational.

     During the fall of 1999, the Company entered into exclusive agreements with The Rouse Company to manage gift certificate programs for five of its 44 mall properties as a test. As of March 31, 2002 a total of 40 Rouse malls are installed and operational.

     In 1999, the Company entered into an agreement with JP Realty Inc. to manage gift certificate programs for its entire portfolio of 18 properties. As of March 31, 2002 all 18 properties are still fully operational.

     From 1999 through March 2002, the Company has entered into agreements to manage gift certificate/gift card programs with 8 additional independent malls located across the USA.

     In the spring of 2000, the Company entered into an exclusive agreement with Konover Properties to manage gift certificate programs for 31 of its Factory Stores of America outlets.

     In the fall of 2001, the Company entered into an agreement with Bayer Properties to manage gift card programs in two mall properties.

     In summary, the Company expanded its presence in mall gift certificate/card programs in operation from 14 in 1998 to 47 in 1999, 88 in 2000 and approximately 120 in 2001, which includes Internet fulfillment for 31 factory outlets malls. The face value of gift certificate sales volume through the Company's system increased from approximately $4.3 million for fiscal year ending March 31, 1999, to approximately $21 million in face value of gift certificates in fiscal year ending March 31, 2000, to over $43 million in face value of gift certificates for fiscal year ending March 31, 2001 and nearly $58 million in face value of gift certificates for fiscal year ending March 31, 2002. This represents a 388% increase in volume from 1999 to 2000, a 105% increase from 2000 to 2001 and a 35% increase from 2001 to 2002.

     In April 2000, the Company signed an agreement with Smith's Food and Drug Stores, the leading supermarket chain in Salt Lake City, Utah to distribute gift certificates from 37 Smith's store locations along the Wasatch front in Utah. To date the Company has signed agreements with approximately 282 local retail businesses, with more than 500 retail outlets. The Salt Lake City market will be used as a beta test for roll-outs in additional markets across the country if successful.

     In April 2000, the Company entered into an exclusive three-year agreement with Darden Restaurants, Inc. (the largest casual dining restaurant chain in the world) to sell gift cards via the Internet for all Olive Garden, Red Lobster, Bahama Breeze and Smokey Bones restaurants. For the year ended March 31, 2001, the total face value of gift cards sold was $906,480, resulting in revenue to the Company of approximately $91,000. For the year ended March 31, 2002, the total face value of gift cards sold exceeded $1,950,000 an approximate increase of 115% over the previous year's sales.

     In July 2001, NBO entered into an Advertising and Promotional Agreement with eBay, Inc. Under this Agreement, the Company is obligated to pay eBay a percentage of the sales of gift certificates or gift cards sold through eBay. The agreement may be terminated by either party upon 30 days notice. The Company began selling gift certificates through eBay in the 3rd Quarter of 2001. As of March 31, 2002, the Company is unable to forecast its expected revenues from this agreement.

     As of December 31, 2001, NBO had also contracted to re-sell gift certificates for more than 65 national retailers whereby the Company purchases their gift certificates and then re-sells them on the Company's Internet site.

     The Company operates a call center for inbound and outbound orders of mall gift certificates and gift cards, national retailer gift certificates and gift cards, and local Salt Lake City merchant gift certificates with a capacity of 192 seats. Five seats are currently used by the Company, with the remainder of seats sub-leased to another non-affiliated company. Fulfillment of all Internet orders and corporate orders taken through the call center are processed and shipped from the Company's corporate headquarters in Salt Lake City, Utah.

     The Company's revenue model is predicated on five principal sources: (i) interest income on purchased but unredeemed certificates and gift cards,
     (ii) convenience fees charged to customers, and merchant fees (third party discounts, supplies, etc.) charged to merchants in connection with the purchase and use of certificates and gift cards, (iii) administration fees on gift cards, (iv) funds claimed as abandoned property (breakage) remaining on account on unused gift certificates, and (v) shipping and fulfillment fees.

     The accounting treatment for recognition of revenues from the sale of gift cards and gift certificates is complex. In cases where the Company's sale of gift certificates and gift cards are similar to the activities of an agent that receives commissions, then the revenues from the sale of gift certificates and gift cards would not be included in the revenues of the Company in the financial statements. However, in cases where the Company bears financial risk and other indicators of control over the product or service, then the Company would include the revenues from the sale of gift certificates and gift cards. The accounting treatment in each case will depend on the facts and circumstances, including the terms of the contracts relating to the sale of the gift certificates or gift cards. In cases where the face value from the sale of gift certificates and gift cards are not included in revenues of the Company, the amount of such revenues will be disclosed either as a memorandum item on the statement of operations or in footnotes to the financial statements. Revenues from convenience fees, merchant fees, interest on the proceeds from the purchase of gift certificates in the restricted accounts, administration fees on expired unredeemed gift cards, and advertising revenues is recognized by the Company as earned.

  (b)  Business of the Company

     (1) NBO's primary business is to provide comprehensive gift certificate programs to shopping mall managers, non-mall retailers and consumers. The Company provides shopping mall managers with a gift certificate product that is accepted and redeemable at all mall stores and administers the entire program including accounting, banking, and complying with escheatment regulations (handling of non-redeemed certificates).

     (2) The Company manages or sells gift certificates/gift cards through the following channels:

          Counter Top Units (CTUs): These units are located at Customer Service counters in malls and other retail locations where mall employees sell gift certificates by credit/debit card, cash or check. Transactions conducted in this manner result in
          e-commerce with immediate order fulfillment; that is, a transaction completed with the gift certificate delivered immediately to the customer by a mall or retail distribution center employee.
                                        3

          Electronic Kiosks (Kiosks): The Company has developed user-friendly, computer-enabled kiosks to make purchasing gift certificates as easy as using an ATM machine. The difficulties facing customers when purchasing gift certificates through sales clerks, such as long lines and hard to find distribution points, may be ameliorated using the Company's Kiosk System. The Kiosks are generally located at convenient locations in shopping malls, supermarkets, airports, office buildings and other desirable high-traffic areas. The Kiosks are strategically placed for maximum exposure to the general public. The relatively small footprint of the Kiosk allows it to be positioned in heavily traveled areas to give customers easy access.

          Business to Business ("B2B") Sales: The Company has a dedicated sales force to market gift certificate programs to corporations for holiday gifts to employees and clients, and for incentive/reward programs throughout the year. These programs are an important complement to the Company's other sales efforts. Direct corporate sales accounted for approximately 10% of the Company's 2002 sales volume measured by the face amount of the gift certificates/gift cards.

          E-Commerce: The Company's Internet sites www.thegiftcertificatecompany.com, www.thegiftcardcompany.com and www.nbo.com allow individual shoppers or corporate clients to purchase mall certificates or retail certificates for any mall or merchant in the Company's network. Specifically, an individual can purchase a number of gift certificates from malls or retail stores in different geographic regions by engaging in one e-commerce transaction. Consumers that have purchased a stored value gift card, or recipients of a stored value gift card can access www.giftcardbalance.com to check balances of remaining funds available.

     (3)  Competition.

          There are inherent difficulties for any business seeking to introduce new methods or approaches in a developing industry. The Company will encounter competition from alternative methods of distributing and delivering gift certificates. The gift certificate/gift card program will be faced with competition from other purveyors of gift certificates and potentially from much larger financial services companies that may choose to enter the gift certificate marketplace.

          Mall Distribution Channel

          The Company made a strategic business decision in the first quarter of 1998 to develop and implement a turnkey gift certificate distribution system for the United States Shopping Center Industry. This program was introduced at the International Council of Shopping Centers Convention in Las Vegas, Nevada in May of 1998. At the time of introduction, there were two types of formidable competitors. The first type consists of the actual mall developers that currently manage their own gift certificate/gift card programs in-house. The Company's challenge is to convert these in-house competitors into customers by demonstrating to mall owners why they should become customers. With the availability of stored value gift cards, and the complexities of administering such a complex program, mall developers who have chosen in the past to manage their own paper gift certificate programs may see the benefits of outsourcing this service if they want to convert from paper to plastic expeditiously and with a lower administrative burden. NBO's stored value gift card solution also provides a revenue sharing opportunity for the mall developer that does not exist with a paper gift certificate, providing another incentive for the mall developer to become customers of NBO. The Company has already established four long-term contracts with significant mall developers that previously managed their programs in-house. NBO will solicit other major developers to become customers based upon the results of these relationships with NBO.

          The Company's primary non-mall developer competitor is Mid-America Gift Certificate Company ("Mid-America"), a subsidiary of Mid-America Bank. MidAmerica currently has programs with approximately 225 malls in the United States representing approximately $200,000,000 in face value of gross gift certificate sales. This company acquired market share in the mall industry because it was first to market. Mid-America offers a software program with hardware designed to dispense gift certificates from Customer Service Centers only. NBO believes that Mid-America does not offer any Kiosk technology, corporate fulfillment or Internet capabilities. With the Mid America program, malls must facilitate large corporate orders at the malls creating administrative burdens and tying up the system for individual orders. Mid-America's revenue sources appear to be interest income earned on unredeemed certificates and the breakage of unredeemed gift certificates.

          There are other less significant competitors, none of which NBO believes will materially compete with the Company's in securing market share in all areas of this industry.

          National Retail Merchant Distribution Channel

          This category can be segregated into three areas of distribution with corresponding competition associated with each of the following areas:

          a.   Internet - The primary competitors are as follows:

               Giftcertificates.com ("GCC"): Based in New York City, New York, GCC's initial penetration into the market has focused on reselling and distributing gift certificates for national retail chains. NBO believes the vast majority of its merchants represented on its system are national retailers, and it makes some corporate gift certificate sales. GCC takes orders for certificates and then purchases the certificates from the appropriate retailer and forwards them to the purchaser via mail or other expedited delivery methods. GCC's revenue sources appear to be derived from the difference between the discounted prices paid by Giftcertificates.com and the face value its customers pay, and from margin earned from add-on items such as greeting cards and packaging, shipping and handling, and perhaps advertising on its web pages. In addition to receiving an order for a specific retailer and then fulfilling it, GCC also offers a Super Certificate that may be redeemed by the consumer at any of the participating merchants.
                                        5

               Webcertificates.com: Based in Philadelphia, Pennsylvania, this company sells online gift certificates that are redeemable at any online merchant that accepts credit cards. The certificates are distributed via portals and other sites and sent via e-mail and are also sold to corporations and consumers.

               800 Giftcertificates: Based in Patterson, New Jersey, 800 Giftcertificates has adopted the purchase and resale model that Giftcertificates.com has used. It has approximately 100 national retailers on its web site.

               CertifiChecks.com: Based in Dayton, Ohio, this company offers consumers the ability to purchase gift certificates from local and national retailers offline. CertifiChecks.com then sends them to the customers via mail. Retailers pay a small annual fee to participate and the consumer pays a processing fee of $0.95 per transaction.

               A number of other companies have attempted to enter the gift certificate and gift card field. Some have failed and others are still in existence. The Company faces the risk that it will be no more successful than other companies.

          b. Retail Distribution Points - After significant research the Company has been unable to identify any other company in the United States that proposes to, or is currently selling gift certificates through Kiosks or through a national network of point of sales terminals consisting of Kiosks and CTUs. NBO believes it was the first to market with the initial beta test site in Salt Lake City, Utah. If this test proves successful, NBO plans to expand the concept into other markets.

          c. Telephone Call Center - Some of the Internet gift certificate companies listed above have developed small call centers. Their centers are primarily set up to administer inbound order taking calls only. None of them have established any sizable outbound sales efforts.

     (4)  Dependence on major customers.

          At the present time, the Company has long-term exclusive agreements (3 to 5 years) with Urban Properties, The Rouse Company, JP Realty, Bayer Properties, Prime Retail, Konover Property Trust and Independent mall operators as well as a three year contract with Darden Restaurants to provide Internet fulfillment of its cards. The Company's strategy is to diversify the customer base so that NBO is less dependent on a small group of customers.

     (5)  Technology Employed by the Company.

          (a)  Magnetic Stripe Stored Value Gift Cards.

               Magnetic stripe cards are most commonly used as credit cards and debit/ATM cards. This technology has an application in the gift certificate industry as a "stored value" or debit card. The magnetic stripe card can be pre-loaded in fixed denominations or loaded at the time of purchase for any amount the customer chooses. While the magnetic stripe card is not as powerful or versatile as the latest smart card technology, magnetic stripe technology is widely accepted in the U.S. market, and is less costly than smart card technology. Accordingly, magnetic stripe technology will continue to replace paper and be the preferred technology in many applications until smart cards are more widely accepted.

               Stored value systems can track usage information of location, time and amount for both card funding and card debiting transactions. Unlike paper certificates, when less than the full face value of the card is used, no cash is given back, thus encouraging the cardholder to visit the store again to use the balance remaining on the card. Industry watchers believe that by 2005, plastic stored value cards will represent 80% of the gift certificate market, for a total of approximately 850 million gift cards. Prepaid stored value cards are becoming more popular because 23% of Americans don't have bank accounts, 28% of households can't obtain credit cards, 50% of households have web access, and teens spend approximately $153 billion a year, mostly in cash. Stored value cards eliminate the need to carry cash, and facilitate keeping sales in the stores because no change has to be given. (Source: Total Systems Services Inc., Columbus, GA).

          (b)  Strategic Alliance - WildCard Systems, Inc.

               In March 2001, NBO entered into an agreement with WildCard Systems, Inc. ("WildCard"), a global leader in delivering high quality electronic stored value e-payment solutions involving complex financial transaction processing, web-based applications and custom software development. Stored value (prepaid) type products, particularly those designed to make purchases on the Internet, represent the biggest untapped market for consumer payments. WildCard's secure e-transaction platform is supported by a full range of services to deliver complete host-based stored value solutions for a wide range of vertical markets. WildCard was selected by Visa USA as a Preferred Processor for stored value payment systems.

               NBO's agreement with WildCard allows the Company to offer branded or non-branded cards, enabling signature-based debit services in an open or closed transaction environment, to be sold, activated and funded at NBO's distribution locations. Cards are a variation of the bankcard association designations Visa or MasterCard. Because this works in an open environment, no special hardware is required, and will work on any point-of-sale terminal currently accepting Visa or MasterCard. NBO entered into agreements with three mall operators representing five individual mall properties as a test pilot project using stored value cards. The pilot program was implemented using a Master Card branded card. The pilot program was successfully implemented prior to the 2001 holiday season. Sales and redemption trends are currently being evaluated. Master Card, Wild Card and NBO are in the process of assessing the program prior to any future deployment of gift cards into malls.

               Upon acceptance of the program by all parties, NBO will be allowed to deploy gift cards with other major mall developers and offer the services of stored value gift cards. In addition, this relationship opens the door for NBO to offer turnkey stored value services to a variety of business opportunities outside of the mall category, providing the Company with a financial opportunity not available from paper gift certificate programs. With paper programs, there is no solution available for the retailer to debit a portion of the gift certificate if the transaction is less than the full face, thus requiring the retailer to give cash back, which could be spent elsewhere.
               Paper gift certificates also require NBO to send 100% of the face value amount to the retailer, terminating the Company's ability to earn future interest income on the unredeemed balance. Stored value gift cards require only the purchase amount to be debited, leaving the balance in the Company's accounts to earn interest income, and also allows NBO to generate additional revenue from administration fees not available with paper programs.

          (c)  Onsite Systems.

               NBO's Onsite Systems consist mainly of multiprocessor Dell severs running Windows 2000 Advanced Server and are used to provide services for MS-SQL databases, credit card processing, a modem pool offering a secured redundant connection method for point-of-sale devices, web services, credit card processing, anti-virus software management, accounting software and e-mail services. Servers running a UNIX operating system are used for security and twenty-four hour network monitoring. NBO's network utilizes a network-attached storage (NAS), a reliable tape backup system, multiple Cisco frame relay routers, a secure firewall and a virtual private network (VPN) gateway. Many of the Company's systems utilize redundant servers and equipment to enhance reliability. NBO utilizes two T1 Internet connections from two separate providers for redundant network services. Failure on either T1 link is automatically detected and resolved.

          (d)  Software Methodology.

               NBO's software design methodology allows several modular applications to run on outlet computer systems (outlets) comprised of electronic kiosks and point-of-sale systems simultaneously. This modular design approach allows NBO to develop custom kiosk and point-of-sale solutions and can be configured to accept a variety of payment methods. For example, one kiosk can be configured to accept cash only while another, running the same software modules, can be configured to accept cash, credit and debit cards.

               NBO's software uses industry standards for both client-server deployment and for host-based systems. Additionally, where applicable, NBO interfaces to 3rd party systems using application program interfaces (APIs). API's are used for real-time communication with software systems of strategic partners and credit card processors.

               Furthermore, software has been developed to connect with various networks using dial-up, DSL, frame relay and Ethernet. Because of the Company's flexible design strategy, NBO can configure outlets to suit the needs of our partners and clients. Additionally, many of NBO's outlets contain local databases, allowing for off-line operation in the event a network connection interruption occurs.

          (e)  Point-of-Sale Systems.

               NBO's Point-of-Sale Systems deployed in the field consist of manned systems residing on a desk or counter top known as Counter Top Units (CTU) and free standing unmanned electronic touch-screen Kiosks.

               (1)  Counter Top Units (CTU's)

                 CTU's are point-of-sale devices used for issuing gift certificates or gift cards in the field. NBO's latest model of CTU, the Dual Advantage System, can issue both gift cards and gift certificates. This system allows clients to move from paper to gift-cards with little effort. This design has the added benefit of reducing the number of configurations deployed in the field. This reduces technical support training and manpower costs for computer integration.

                 CTU components are selected to provide a reliable, cost effective solution for clients. CTU's are configured to either use NBO's credit card processing services or free standing Verifones. The minimum system configuration consists of:

                 *    Pentium II (PII) Computer
                 *    Monitor, Keyboard and Mouse
                 * MICR Laser Printer (Optional - paper certificate programs only)
                 * Magstripe enabled Keyboard (Optional - plastic programs only)
                 *    Uninterruptible Power Supply
                 *    Various Connectivity Options
                 *    Verifone Credit Card Terminal (Optional)

                 New systems being deployed use Pentium III computers with 64 M RAM.
                                        9

                (2)  Electronic Kiosks

                 Kiosks are automated dispensing systems used for dispensing gift certificates. The technology exists for developing gift card dispensing kiosks; however, the Company's marketplace does not warrant such development at this time. The internal hardware components of NBO's Kiosk are carefully selected to provide a reliable and cost effective solution for establishing information centers and revenue sources while minimizing employee involvement.

                 *    MICR Laser Printer.
                 *    ELO 17" touch-screen VGA monitor.
                 *    American Magnetic single swipe card reader.
                 *    Verifone compatible PIN Pad for debit card processing.
                 *    Cash Code bill validator.
                 * APC programmable battery backup power supply providing up to 30 minutes of power and allows a programmable shut down and restart.
                 * Intel Pentium based processor with 32MB RAM Minimum, hard drive, sound and video cards, rocket port and Windows NT or Windows 2000.
                 * Kiosks are designed and engineered by NBO and outside manufacturing firms. NBO assembles and integrates all Kiosk components, which are fully tested prior to assembly. Production time to manufacture the Kiosk enclosures and integrate internal equipment varies depending on customization, but the time required to produce a Kiosk is typically between six to eight weeks. Delivery and installation time takes an additional two weeks. Attractively designed to complement the decor of a mall or retail outlet, Kiosks are built to withstand customer use and abuse in high-traffic areas, requiring only periodic maintenance and upkeep.

     (8)  Employees.

          As of March 31, 2002, NBO had 46 total employees including 43 full-time employees and 3 part-time employees. NBO has entered into confidential non-disclosure and/or employment agreements with its officers, directors and employees. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.

  (c)  Reports to Security Holders

     As of October 2, 2001 the Company is required to file with the SEC all reports required by the SEC under the Securities Exchange Act of 1934, as amended. These reports include quarterly reports, annual reports, and other interim reports concerning items material to the Company. Annual reports and proxy statements are sent to the shareholders annually in accordance with Federal laws and regulations. Officers of the Company are required to file reports disclosing their ownership and changes in ownership of the Company's securities.

     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the Internet web site is: http://www.sec.gov . The Company's Internet web site is located at http://www.nbo.com.

Item 2.  Description of Property.

     Facilities

     Salt Lake City Headquarters.   The Company's headquarters are currently
     located at 3676 West California Avenue, Building D, Salt Lake City, Utah. This facility consists of approximately 28,800 square feet of leased space, which is comprised of 22,820 square feet of office space and 5,980 square feet of warehouse facilities. Included in the office space is a 9,120 square foot call center that can accommodate up to approximately 200 employees. The term of the lease is five years, which will expire on February 1, 2005, with one three-year renewal option, that the Company must exercise 120 days prior to the expiration of the lease. The facility is leased from 5B Bangerter LLC at a base monthly rent of $24,545.

     California Office. The Company also rents a sales office facility in Irvine, California. This facility consists of approximately 500 square feet of rented office space under a one- year lease that is renewable annually. This facility is leased from American Office Center at a base monthly rent of $1,127. The Company is required to pay as additional rent a proportionate share of the building's operating costs for telephone service, including local and long distance telephone charges, telecopy service, photocopies, and postage. The office in Irvine, California is staffed by Frank E. Layton, the Company's Vice President of Financial Relations.

Item 3.  Legal Proceedings.

On February 27, 2001 the Company received a letter from a law firm representing a former employee, Ricardo Miranda, alleging a violation of termination of Mr. Miranda according to language in an Employment Agreement (the Agreement) between the former employee and the Company. Mr. Miranda was an employee and Chief Financial Officer for NBO from October 18, 1999 until his termination date of February 2, 2001. The letter states that the Agreement provides an initial three-year term and alleges that the termination of Mr. Miranda prior to this date is a breach of the Agreement. Accordingly, Mr. Miranda is asserting he is owed in excess of $180,000, which is a combination of compensation through the term of the Agreement and other miscellaneous benefits such as medical/dental insurance, etc. According to conditions in the Agreement, a resolution to this complaint would be handled by arbitration by the American Arbitration Association. The arbitration hearing was completed in January 2002. On June 14, 2002, the Company received notice from the Arbitration Panel of an Interim Award in the above matter. Among other things, the arbitration panel found cause for termination of Mr. Miranda under the Agreement. The arbitration panel held that Mr. Miranda was entitled to "his contractually established compensation" for the period from his termination until discovery of events relating to his termination, several months later. Thus, Mr. Miranda was denied compensation for many months of his contract term due to there being cause for termination. The panel held that an offset against the compensation should be what Mr. Miranda had already been paid in severance plus "any amounts earned in mitigation." The Company was assessed the costs of arbitration but Mr. Miranda's request for attorneys fees was denied. The Company has challenged the authority of the panel in awarding the fees of the arbitrators, arguing that said fees should be split 50-50, and an additional hearing is scheduled for August 22, 2002. It appears likely that the liability of the Company will be less than $70,000.

In the opinion of management, other than the threatened litigation by Mr. Miranda, the Company is not a party to any other threatened or pending legal proceedings which, if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

In accordance with the requirements of Section 16-10a-704(2)(a) of the Utah Revised Business Corporation Act, as amended, on August 14, 2001 notice was given to all shareholders of NBO, Inc. via Action by Unanimous Written Consent of the Board of Directors, and by Action by Written Consent of Shareholders Holding a Majority of Outstanding Shares of Common Stock of NBO, Inc., that effective August 14, 2001 the Company's Board of Directors adopted resolutions as follows: (i) to amend the Company's Articles of Incorporation to provide for a five-for-four forward split of the Company's Common Stock; and (ii) to increase the conversion rate by which each outstanding share of the Company's Preferred Stock is convertible into shares of Common Stock to a rate of 4.6875 shares of Common Stock for each share of Preferred Stock.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

  (a)  Market Information.

     There has been no public trading of the Company's Common Stock. There can be no assurance that a public trading market for the Common Stock of the Company will develop. The Company does not meet the listing criteria for any of the NASDAQ markets, nor for the NASDAQ Bulletin Board ("OTCBB").
     The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers will not be permitted to begin quotation of a security whose issuer does not meet this filing requirement. The Company is current in its filings with the SEC.

     If a public trading market develops, the public trading price could be lower than the most recent Private Offering price. Ninety days after the effective date of the October 2, 2001 registration statement, a substantial portion of the Company's outstanding common shares became eligible to be freely traded under the federal securities laws. It is possible that the trading in the Company's shares will be thin. It is also possible that the Company's shares will not attract market makers or other buyers in the market place. There is no assurance that the shares will be traded on any securities exchange or through any NASDAQ facility, such as the Nasdaq Bulletin Board, the Nasdaq Small Cap Market, or the Nasdaq National Market System. These factors and other factors could result in a low trading price.

     The Company's shares of Common Stock are subject to the Penny Stock Rules. The Company's Common Stock is classified as "penny stock" under rules adopted by the Securities and Exchange Commission. Accordingly, transactions in the Company's Common Stock effected through a broker-dealer will be subject to the Penny Stock Rules adopted by the SEC. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has:

     * net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;
     * net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or
     * average annual revenue of at least $6,000,000 for the last three years.

     Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The Company's financial condition does not meet the above tests. Thus, trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in the Company's Common Stock and thus would make it more difficult for purchasers of Common Stock to sell their securities in the secondary market. The market liquidity for the Common Stock could be severely affected.

  (b)  Holders.

     As of March 31, 2002 there are approximately 701 holders of record of the Company's Common Stock.

  (c)  Dividends.

     The Company has not declared nor paid cash dividends on the Common Stock in the past two fiscal years or in any subsequent period. The Company does not anticipate paying dividends on the Common Stock in the foreseeable future.

  (d)  Securities Authorized for Issuance under Equity Compensation Plans.

     See Part III, Item 11 of this Form 10-KSB.
                                       13

  Recent Sales of Unregistered Securities.

  Within the fiscal year ended March 31, 2002, the Company has issued the following securities without registering the securities under the Securities Act. All figures are adjusted to reflect the 5 for 4 stock split effective August 14, 2001.

  November 1, 2000 through July 30, 2001. The Company issued 497,896 shares of common stock at $4.40 per share. The gross proceeds of the offering amounted to $2,010,569. The Company did not pay commissions in connection with the sale of these securities. The Company issued 40,949 shares of common stock, and issued warrants to purchase 2,159 shares of common stock as a finders fee. The Company sold the securities, including stock and warrants, to accredited investors as that term is defined in Regulation D promulgated by the Securities and Exchange Commission. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. The Company complied with all the requirements of Regulation D pertaining to Rule 506, including, without limitation, the following: ascertaining the accredited status of each purchaser; placing restrictive legends on the securities; giving stop transfer instructions to the transfer agent to prevent the transfer of restricted securities; assuring that no public solicitation occurred; restricting the use of a Private Placement Memorandum; and prominently disclosing on all offering materials that the Company offered the securities only in a private offering under Regulation D, Rule 506.

  August 16, 2001 through March 8, 2002. The Company issued 41,226 shares of common stock at $5.50 per share. The gross proceeds of the offering were $226,743. In addition, as part of an incentive rights offering to shareholders only, the Company issued 55,636 shares of common stock at $2.75 per share for a total of $152,999. An equivalent number of shares were redeemed from the president, Keith A. Guevara, the Company's chairman and single largest stockholder for the same price per share, in accordance with Supplement 1 of the August 16, 2001 private placement memorandum. However, Mr. Guevara did not receive any payment from the Company. In lieu of payment, the Company issued an unsecured note in the amount of $152,999 to pay the redemption amount at a time determined in the future by the Board of Directors when the Company is in a financial position to pay the redemption price without adversely affecting the Company. The purpose of the redemption from Mr. Guevara and subsequent issue of shares at $2.75 per share was to provide the Company liquidity without diluting other shareholders of the Company who had paid a higher price per share. The Company did not pay commissions in connection with the sale of these securities. The Company sold the securities, including stock and warrants, to 7 accredited investors as that term is defined in Regulation D promulgated by the Securities and Exchange Commission. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. The Company complied with all the requirements of Regulation D pertaining to Rule 506, including, without limitation, the following: ascertaining the accredited status of each purchaser; placing restrictive legends on the securities; giving stop transfer instructions to the transfer agent to prevent the transfer of restricted securities; assuring that no public solicitation occurred; restricting the use of a Private Placement Memorandum; and prominently disclosing on all offering materials that the Company offered the securities only in a private offering under Regulation D, Rule 506.

  July 27, 1998 through March 31, 2002. The Company issued incentive stock options that have been fully exercised to purchase 437,091 shares of common stock to various employees and consultants who are natural persons in connection with bona fide services rendered to the Company. The services rendered were not in connection with the offer or sale of securities in a capital raising transaction and were not for the purpose of directly or indirectly promoting or maintaining a market for the shares. These options and the underlying shares had a total value at the time of issuance of less than $1,000,000. The shares were issued pursuant to written compensation agreements or written stock option plan. Each share certificate bears a legend indicating that the shares are restricted securities and that the transfer of the shares is restricted and may only be resold in accordance with applicable laws and regulations. The Company gave stop transfer instructions to the transfer agent to prevent the transfer of restricted securities. The Company provided to the employees and consultants a written description of the compensation or benefit plan. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and on Rule 701 promulgated by the Securities and Exchange Commission.

  April 1, 1999 through March 31, 2002. The Company borrowed money from existing shareholders, all of whom are accredited investors. The total amount of the borrowed funds totaled $1,980,750. In connection with these loans, the Company issued 417,769 shares of common stock, and warrants to purchase 303,750 shares of common stock. As of March 31, 2002 loans to stockholders of $1,283,055 remain outstanding. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. The Company complied with all the requirements of Regulation D pertaining to Rule 506, including, without limitation, the following: ascertaining the accredited status of each purchaser; placing restrictive legends on the securities; giving stop transfer instructions to the transfer agent to prevent the transfer of restricted securities; assuring that no public solicitation occurred; providing the information and the opportunity for obtaining information to the accredited investors; and prominently disclosing on all offering materials that the Company offered the securities only in a private offering under Regulation D, Rule 506.

  July 31, 1997 through March 31, 2002. The Company issued 20,097 shares of preferred stock as stock dividends on previously issued preferred stock. This issuance did not constitute a sale because the recipients did not pay any consideration and did not make any election either to receive the shares or to receive other payment.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Item contains forward-looking statements. Please review the information in light of the risk factors and other cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward looking statements.

Company Risks

Going Concern. To date, the Company has not generated sufficient revenue to meet the Company's on-going expenses of operation. These factors raise substantial doubts about the Company's ability to continue as a going concern and the Company's audit report contains an explanatory paragraph with respect to this matter. The report of the Company's independent auditors on the Company's audited financial statements for the fiscal years ended March 31, 2002 and 2001, respectively, included herein, contains information that states that the Company has incurred consolidated cumulative losses of $23,580,082 since inception of operations, and as of March 31, 2002, the Company's current liabilities exceeded its current assets by $2,961,555 and it had a stockholders' deficit of $1,161,720. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Capital Needs. The Company depends on new investments to help fund ongoing operations. If insufficient capital is invested, the results of the business development as it is disclosed herein could be materially adversely impacted. The Company's future capital requirements will depend on many factors, including cash flow from operations, technological and market developments and the Company's ability to successfully market the Gift Certificate ("GC") Program and its proposed services. Unanticipated problems, expenses and delays are frequently encountered in establishing a new approach to business in a developing industry, and in developing software products. These include, but are not limited to, competition, the need to develop customer support capabilities, market expertise, setbacks in product development, market acceptance and sales and marketing activities. The failure of the Company to meet any of these conditions could have a material adverse effect on the Company and may force the Company to reduce or cease its proposed operations. The Company must raise additional funds through equity or debt financing. Any equity financing could result in dilution to the Company's stockholders. Debt financing would result in increased interest expense. Any financing, if available, may be on terms unfavorable or unacceptable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail its proposed operations.

Loans to the Company from Stockholders Remain Unpaid. As described in Item 5 above, the Company borrowed money from existing shareholders, all of whom are accredited investors. The total amount of the borrowed funds totaled $1,980,750. As of March 31, 2002 loans to stockholders of $1,283,055 remain outstanding.

Loans to the Company by Its President and Private Placements to Pay Current Expense; Inability of Company to Continue Operations Without Additional Financing. Between May 16, 1996 and December 31, 1998, Keith A. Guevara, Chairman of the Board, President and Chief Executive Officer of the Company, loaned the Company funds in order for the Company to meet its payroll and other operating expenses. In January 2002, the Company issued 312,500 shares of common stock to Mr. Guevara upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer. As of March 31, 2002, the remaining unpaid balance is $273,625. Without further loans from Mr. Guevara (of which there is no assurance such loans will be made in the future) or immediate funds from investors, it is possible the Company will be unable to continue its operations.

Dependence Upon Key Personnel. The Company's success depends, to a significant extent, upon a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on the proposed business and operations of the Company and the GC Program. The Company is especially dependent on the efforts and abilities of certain of its senior management, particularly Keith A. Guevara, the Company's President and Chief Executive Officer. Mr. Guevara is employed by the Company under a three year employment agreement expiring in year 2002. The loss of any of the Company's key executives could have a material adverse effect on the Company and its operations and prospects, although the loss of Mr. Guevara would have a more significant adverse effect on the Company. The Company has $2,000,000 in key man life insurance on Mr. Guevara. The Company believes that its future success will also depend, in part, upon its ability to attract, retain and motivate qualified personnel. There is and can be no assurance, however, that the Company will be successful in attracting and retaining such personnel.

Lack of Profits. The Company reduced its net loss 22.4% or $1,207,932 to ($4,193,560) from ($5,401,492) in the fiscal years ended March 31, 2002 and 2001 respectively. Profits in future years will depend on the success of the Company in carrying out its business plan. As of March 31, 2002 the Company has incurred cumulative losses of $23,580,082 since inception of operations June 23, 1994.

Lack of Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its proposed business and operations.

Control by Existing Officers and Directors. The Company's officers and directors beneficially own approximately 28.6% of the outstanding shares of the Company's Common Stock, which includes stock options granted under the 1997 Stock Option Plan. Because cumulative voting rights are not provided for in the Company's Second Amended and Restated Articles of Incorporation, these individuals will be in a position to significantly influence the election of the members of the Board of Directors and control most corporate actions, including decisions to dissolve, merge or sell the Company's assets.

Lack of Management Expertise. Prior to 1998, no member of the Company's management team had extensive experience in the gift certificate/gift card industry. In addition, no member of the Company's management has held similar positions in SEC reporting companies. Accordingly, this lack of experience might result in bad business decisions and bad management practices, and it might discourage subsequent investors from investing in the Company.

Uncontrollable Factors. The expansion of the GC Program within acceptable time and cost limitations will be dependent upon a number of conditions and factors outside the control of the Company or its management. These conditions and factors include, but are not limited to, the availability and ability of contractors and subcontractors to perform services, the absence of disputes, delays or cost increases resulting from such factors as strikes, technical difficulties or failure of the kiosks or the GC Program to operate as designed, and shortages in materials and labor, any of which conditions or factors could delay or prevent expansion of the GC Program and/or significantly increase the cost of a given GC Program above expected levels.

New Business Model. The Company is attempting to implement a new business model by converting paper gift certificates to magnetic stripe stored value gift cards. The model involves employing new technology to be used in this process by contracting with shopping mall owners and other retailers to outsource their gift card programs. Many questions are inherent in this new business model. These questions include (i) whether the margins are large enough to allow the Company to make sufficient money to make the Company successful, and (ii) whether other sources of revenue, such as interest on funds held pending payment as gift certificates are redeemed, merchant fees earned from retailers, convenience fees earned from customers, administrative fees from magnetic stored value gift cards, abandoned property revenue and other potential sources are enough to sustain a successful company.

Results of Operations - Comparison of Fiscal Years Ended March 31, 2002 and 2001

Sale of Gift Certificates and Gift Cards

The following is included because the Company derives the majority of its revenue from the sale of gift certificates. The following figures are included for informational purposes only and are not included in the Company's Statements of Operations.

The Company experienced a 35.8% increase, or $15,247,684 in the face amount of gift certificates sold for the fiscal year ended March 31, 2002 to $57,882,342 from $42,634,658 for the fiscal year ended March 31, 2001.

Revenues

The Company experienced an increase in total revenues of 300.6% or $4,102,836 to $5,467,716 for the fiscal year ended March 31, 2002 from $1,364,880 for the fiscal year ended March 31, 2001. See NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Item 11 in the Company's financial statements.

Sale of third party gift certificates increased $2,001,027 to $2,057,964 for the fiscal year ended March 31, 2002 from $56,937 for the fiscal year ended March 31, 2001. This increase is due to implementation of the agreement with Darden, whereby the Company began purchasing and selling gift certificates of third party retailers and providing Call Center and Internet fulfillment of Darden's gift certificate orders.

Abandoned gift certificate revenue was recognized for the first time for the fiscal year ended March 31, 2002 totaling $1,830,477. Of this total, $615,428 is included which would have been recognized prior to fiscal 2002 if sufficient historical information had been available to make reliable estimates in prior years.

Merchant fees earned from retailers increased 57.8% or $488,325 to $1,333,433 for the fiscal year ended March 31, 2002 from $845,108 for the fiscal year ended March 31, 2001. This increase is due primarily to an increase in the amount of gift certificates sold for these retailers, and the subsequent redemption of those gift certificates, which is when the Company is paid the fee.

Cost of Revenues

The Company experienced an increase in the total cost of revenues of 154.5% or $2,007,017 to $3,305,844 for the fiscal year ended March 31, 2002 from $1,298,827 for the fiscal year ended March 31, 2001. This increase is due primarily to the increase in cost of third party certificates as described below.

The Company experienced an increase in the cost of third party gift certificates of $1,801,593 to $1,855,270 for the fiscal year ended March 31, 2002 from $53,677 for the fiscal year ended March 31, 2001. This increase in cost is due primarily to the implementation of the agreement with Darden, whereby the Company began purchasing and selling gift certificates of third party retailers and providing Call Center and Internet fulfillment of Darden's gift certificate orders.

The Company experienced an increase in merchant fees and charges of 45.9% or $348,192 to $1,107,184 for the fiscal year ended March 31, 2002 from $758,992 for the fiscal year ended March 31, 2001. This increase in cost is related primarily to the increase in the number of gift certificates sold.

The Company experienced a decrease in other cost of revenues of 29.4% or $142,768 to $343,390 for the fiscal year ended March 31, 2002 from $486,158 for the fiscal year ended March 31, 2001. This decrease is due primarily to the Company increasing margins on services provided, and initiating fees for services previously absorbed completely by the Company. The increased margins and fees helped to offset the costs associated with the sale of gift certificates other than third party gift certificates, merchant fees and charges.

The Company experienced an increase in gross profit of $2,095,819 to $2,161,872 for the fiscal year ended March 31, 2002 from $66,053 for the fiscal year ended March 31, 2001. This increase is due primarily to the recognition of revenue from abandoned gift certificates. See NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Item 11 in the Company's financial statements.

Operating Expenses

The Company experienced an increase in total operating expenses of 8.1% or $342,500 to $4,569,801 for the fiscal year ended March 31, 2002 from $4,227,301 for the fiscal year ended March 31, 2001. The increase (decrease) during the year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 is attributable mainly to the following:

     Personnel

     For the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 respectively, personnel costs increased 7.0% or $192,027 to $2,941,271 from $2,749,244. The total number of employees decreased from 53 to 46 respectively, with the number of full time salaried employees decreasing from 49 to 43, and the number of part-time employees decreasing from 4 to 3. The Company employed 12 temporary employees for the Christmas holiday season. Personnel costs increased due to the increased cost of full time employees and an increase in the wages paid to temporary employees.

     Legal and accounting

    In the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 respectively, legal and accounting expenses increased 149.8% or $159,440 to $265,892 from $106,452 due to costs incurred for auditing and legal document review associated with Private Placement Offerings and the costs associated with filings with the SEC as a reporting company.

    Depreciation and amortization

    For the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 respectively, depreciation and amortization expense increased 40.4% or $103,281 to $358,800 from $255,519 due to an increase in the amount of equipment installed in various mall properties the Company has under contract.

    Other Expenses

    The Company experienced a decrease in other expenses of 44.6% or $159,684 to $198,420 from $358,104 for the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 respectively. The decreases are primarily from an increased effort by the company to prevent fraud and chargebacks, thereby reducing bad debt expense, a reduced marketing budget, more business being conducted by telephone or facsimile, and the elimination of outside consultants.

The Company's total operating expenses exceeded gross profit in the fiscal years ended March 31, 2002 and 2001 respectively. However, the Company experienced a decrease in operating losses of 42.1% or $1,753,319 to $2,407,929 from $4,161,248 in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 respectively.

Other Income (Expense)

The Company experienced an increase in other expense, net of 44.0% or $545,387 to $1,785,631 from $1,240,244 in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 respectively. The increase is primarily from an increase in interest expense, including $111,225 associated with the beneficial conversion feature of debt incurred by the Company. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place.

New Business Developments

Magnetic Stored Value Gift Card Pilot

On October 4, 2001 the Company signed a three year agreement with Bayer Properties, Inc. located in Birmingham, Alabama to provide, implement, and manage a stored-value mall gift card program in two properties, The Summit Birmingham, Alabama and The Summit Louisville, Kentucky, with further program details described below. The Company anticipates the two properties combined annual gift card face value sales of approximately $1,000,000 and annual revenues to the Company of approximately $150,000.

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

The Company sold 44,203 magnetic stored value gift cards with a face value of $2,353,177 in the five pilot properties from October 29, 2001 through March 31, 2002. This represents 4.1% of the Company's sale of gift certificates/cards in the fiscal year ended March 31, 2002. The average face value of the gift cards sold was $53.24 which is a 52.1% increase, or $18.24 more per card than the $35 average face value of paper gift certificates sold by the Company.

The gift card program provides the Company with a new revenue source. The Company will charge a non-use administration fee (as described above) on gift cards that retain a balance after a specified period of time from the date of purchase, and continue to assess the fee until the gift card expires, or the card balance is reduced to zero. The non-use fee will continue if the card is reissued (unless otherwise prohibited by law). The non-use fees are deducted from the balance of the gift card in accordance with the Terms and Conditions provided with the gift card at the time of purchase. The mall property or mall property owner shares in both the revenues and the costs of the gift card program. Interest income is the property of the Company.

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

Liquidity and Capital Resources

The Company's expenses are currently greater than it's revenues. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of March 31, 2002 was ($23,580,082), an increase of 22.4% or
$4,319,758 from ($19,260,324) on March 31, 2001.

The Company's net losses decreased by 22.4% or $1,207,932 to $4,193,560 from $5,401,492 for the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001, respectively. The Company's current liabilities exceed its current assets by $2,961,555 as of March 31, 2002.

The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The Company will continue to attempt to raise capital through private equity offerings until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. The Company currently has excess square footage in its headquarters and has sub-leased this space as an additional revenue source.

     Cash

     The Company's cash position was $456,295, and checks written in excess of cash in other banks totaled $811,785 at March 31, 2002, due primarily to timing of receipts and payments at March 31, 2002, compared to $7,866 and $0 respectively at March 31, 2001. Additional operating funds were obtained by the recognition as revenue of abandoned gift certificates for the first time in the Company's history during the fiscal year ended March 31, 2002. The Company made offsetting reductions to restricted cash and gift certificates payable to correspond with the revenue recognized from abandoned gift certificates. See NOTE C - RESTRICTED CASH in the Company's financial statements.

     Restricted Cash

     Restricted cash and the related offsetting gift certificates payable representing the amount of unredeemed gift certificates increased 22.6% or $2,363,570 to $12,802,496 at March 31, 2002 from $10,438,926 at March 31,
     2001 due to increased gift certificate sales.

     Accounts Receivable

     Accounts Receivable increased 105.5% or $140,645 to $273,903 at March 31, 2002 from $133,258 at March 31, 2001, primarily due to an increase in days outstanding from the Company's debtors.

     Accounts Payable

     Accounts Payable increased 71.7% or $330,932 to $792,516 at March 31, 2002 from $461,584 at March 31, 2001 primarily due to the Company's decision to better maximize the use of it's cash balances.

     Accrued Liabilities

     Accrued Liabilities increased 64.9% or $218,228 to $554,615 at March 31, 2002 from $336,387 at March 31, 2001 primarily due to increases in accrued payroll and paid time off to officers and employees, as well as interest on various notes to shareholders.

     Liquidity and Financing Arrangements

     Effective August 14, 2001, the Company approved a 5 for 4 forward stock split for all outstanding shares of common stock. All classes of equity securities referenced in this submission have been appropriately restated to reflect the stock split.

     From April 2001 through March 31, 2002, the Company received $1,260,325 before offering costs of $62,340 for the sale of 276,285 shares of common stock. In addition, as part of an incentive rights offering to shareholders only, the Company issued 55,636 shares of common stock at $2.75 per share totaling $152,999. An equivalent number of shares were redeemed from the president and chairman of the Company, Keith A. Guevara, the single largest stockholder for the same price per share in accordance with Supplement 1 of the August 16, 2001 private placement offering at $2.75 per share. However, Mr. Guevara did not receive any payment from the Company. In lieu of payment, the Company issued an unsecured note in the amount of $152,999 to pay the redemption amount at a time determined in the future by the Board of Directors when the Company is in a financial position to pay the redemption price without adversely affecting the Company. The Company did not pay commissions in connection with the sale of these securities.

     The Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the fiscal year ended March 31, 2002. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place.

     For the fiscal year ended March 31, 2002, the beneficial conversion resulted in a non-cash charge recorded as additional interest expense of $903,620.

     The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer.

     During the fiscal year ended March 31, 2002, the Company issued 53,614 shares of common stock at the fair market price for a total of $215,136 for interest according to terms of a note payable which matured and was not paid.

     During the fiscal year ended March 31, 2002, the Company issued 6,274 shares of common stock to referring agents as compensation for services received for a total value of $30,729.

     During the fiscal year ended March 31, 2002, the Company granted 2,159 stock warrants to a referring agent as compensation for services received for a total value of $1,305.

     During the fiscal year ended March 31, 2002, stockholders converted notes payable of $496,750 to 295,788 shares of common stock according to terms of the notes.

     During the fiscal year ended March 31, 2002, the Company issued 16,915 shares of common stock for office equipment with a fair market value of $50,532.

     During the fiscal year ended March 31, 2002, the Company began recognizing revenue on abandoned gift certificates. Paper gift certificates that are not redeemed by the holder due to destruction, loss or other reason are subject to claim by the Company as abandoned property. Gift certificates that are not redeemed are referred to as "breakage" in the industry. The Company recognizes revenue on breakage at the end of the term of the period in which the Company is obligated to honor paper gift certificates which ranges from one to three years and is based on either the expiration date on the gift certificate or applicable legal statute of limitation (applicable where state law prohibits expiration dates). The amount of breakage recognized is based on historical experience since the Company began selling paper gift certificates in October 1998. The Company monitors historical breakage experience and records adjustments in the amount of revenue recognized for abandoned gift certificates on a retrospective basis. Breakage revenue is recognized on paper gift certificates during the month following the expiration date. Breakage revenue is recognized during the thirty-seventh month on paper gift certificates with no expiration date based on the applicable legal statute of limitation. During the fourth quarter of fiscal 2002, the Company completed procedures relative to the extinguishment of gift certificates payable as it relates to escheatment law requirements for abandoned property. The Company had accumulated sufficient historical information relative to breakage to make reliable estimates for purposes of recognizing such revenue. The Company recognized $1,830,477 of revenue during the fourth quarter of fiscal 2002, including $615,428, which would have been recognized prior to fiscal 2002 if sufficient historical information had been available to make reliable estimates in prior years. As of March 31, 2002, approximately $2,490,000 of estimated breakage is included in gift certificates payable and will be recognized over remaining terms ranging from one month to three years.

     During the fiscal year ended March 31, 2002, the Company began leasing operations related to a sublease of office space at the Company's corporate headquarters in Salt Lake City, UT.
     The leasing income was $10,750 for the fiscal year ended March 31, 2002. The future minimum rental income for the fiscal 2003 lease is $42,625 which does not include contingent lease income, which may be received on the basis of additional office space required by the tenant.

     The Company further supplemented its operating capital through loans from shareholders. In the fiscal year ended March 31, 2002, the Company borrowed from its shareholders a total of $859,252. Of this amount, $47,500 was borrowed from the Company's President, Keith A. Guevara. These loan proceeds were used in part to repay three outstanding loans to other nonaffiliated shareholders in the amount of $300,000. No other related party transactions took place.

The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors, normally existing stockholders. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash will be needed to reduce the Company's debt and losses until such time as the Company becomes profitable. In conjunction with efforts to improve results of operations, the Company is currently in the process of attempting to raise approximately $5.5 million in equity funding from institutional/accredited investors to meet on-going capital requirements. Concurrently, the Company is in preliminary discussions with strategic partners that could result in the merger or acquisition of the Company. In that event, the full $5.5 million equity investment may not be required and will be adjusted as discussions continue. Due to cash flow constraints, the Company will rely on equity financing to meet anticipated capital needs. There can be no assurances that the Company will be successful in obtaining any such capital. Additional issuance of shares for debt and/or equity will serve to dilute the value of the Company's Common Stock and existing shareholder positions. If the Company fails to obtain financing and/or fails to improve results from operations, the Company will be unable to meet obligations as they become due. This could raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent Events

During April 2002, the Company and Smith's Food and Drug Stores agreed to remove the gift certificate kiosks located in the 37 outlets throughout the Salt Lake valley. The Company will continue to provide Internet and Corporate fulfillment for the approximate 282 retailers and approximate 500 retail locations currently under contract with the Company. The financial impact of the kiosk removal is
not material.   The Company intends to re-deploy these kiosks in existing
malls under contract, or with new mall relationships. The revenue generated from leasing these kiosks to existing or new mall relationships is not material.

During April, 2002, Hickory Ridge Mall in Memphis, TN, an Urban property, entered into receivership and discontinued their gift certificate program with the Company. The face amount of gift certificate sales for the fiscal year ended March 31, 2002 were approximately $388,800 and the lost annual revenue to the Company is estimated at approximately $15,600.

During April 2002, the Company began the process of applying with the state of Texas to conduct gift certificate operations. The Company has received requests from several mall developers and owners to manage gift certificate programs in malls located in Texas. There are approximately 180 covered malls in Texas which represents a significant sales and revenue opportunity for the Company. The Company cannot anticipate when the license from the state of Texas will be received, if at all.

On May 3, 2002 a sale of certain Rodamco North America, N.V. ("Rodamco" or "Urban Retail Properties" or "Urban") malls to The Rouse Company ("Rouse"), Simon Properties ("Simon") and Westfield America Trust ("Westfield") was completed. Urban Retail Properties Co. has been re-organized to continue the third party management of the mall business of Rodamco and intends to continue to acquire malls and expand their presence across the U.S. The Company will retain 7 Urban mall relationships currently in place, and will pursue relationships with Urban's remaining 30 mall properties. The Company will continue to manage existing gift certificate programs until the post-transaction owner provides notice to the Company otherwise. The Company anticipates gift certificate programs at all Urban properties transferred to Rouse will remain in place. The Company anticipates gift certificate programs in all properties (excluding Valencia) transferring from Urban to Westfield (9 properties) will be discontinued by the Company at Westfield's request, due to Westfield's in-house program, within several months of the closing of the transaction. The Company anticipates gift certificate programs in all properties transferring from Urban to Simon (4 properties) will be discontinued by the Company at Simon's request, due to Simon's in-house program, within several months of the closing of the transaction. The net potential lost annual revenue to the Company of the entire transaction is approximately $720,000.

On June 5, 2002 a shareholder meeting was conducted by JP Realty ("JPR") to consider and vote upon a proposal to approve the merger of JP Realty, Inc. with and into GGP Acquisition, L.L.C., a Delaware limited liability company and an indirect subsidiary of General Growth Properties, Inc., substantially on the terms set forth in the Agreement and Plan of Merger, dated as of March 3, 2002, among General Growth Properties, Inc., GGP Limited Partnership, GGP Acquisition, L.L.C., GGP Acquisition II, L.L.C., JP Realty, Inc., and Price Development Company, Limited Partnership. The Company has been informed by GGP that existing gift certificate programs at JPR properties will remain in place through the end of the contract term in September 2004. The transaction is anticipated to close on July 10, 2002.

During June 2002, Urban sold Stratford Square Mall to GGP, and the gift certificate program was subsequently terminated by GGP. The face value of gift certificate sales for the fiscal year ended March 31, 2002 were approximately $1,765,200 and the lost annual revenue to the Company is estimated at approximately $70,600.

On July 2, 2002 the Company entered into a 90-day agreement to evaluate and collect data relating to the implementation, operation and acceptance of a gift card program in two of CBL and Associates Properties, Inc. ("CBL") mall properties. CBL currently owns and operates 53 mall properties with gift certificate sales of approximately $43 million annually, and their corporate
headquarters are located in Chattanooga, TN.   The two test properties are St.
Clair Square located in Fairview Heights, IL and Walnut Square located in Dalton, GA which represent combined annual gift certificate sales of approximately $2 million. Upon completion of this 90-day pilot test, it is the intent of the Company and CBL to continue the gift card program, providing all test issues are completely satisfactory to both parties, and in that case, all terms and conditions are to be mutually agreed upon in a new agreement. Both parties have agreed to use best efforts to achieve an August 1, 2002 installation date. The potential additional annual revenue to the Company for the two properties is approximately $250,000. The Company anticipates implementing additional CBL properties prior to the end of the fiscal year upon successful completion of this pilot.

Item 7.   Financial Statements.

     See PART F/S at the conclusion of this Form 10-KSB.

     Report of Independent Certified Public Accountants             F -1
     Balance Sheets as of March 31, 2002 and 2001                   F -3
     Statements of Operations for the years ended
     March 31, 2002 and 2001                                         F-5
     Statement of Stockholders Deficit for the years
     ended March 31, 2002 and 2001                                   F-6
     Statements of Cash Flows for the years ended
     March 31, 2002 and 2001                                         F-7
     Notes to Financial Statements                                  F-11

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

As of March 31, 2002, the Company had 43 full time and 3 part time employees, and is managed by a Board of Directors consisting of three directors, two of which are employees of NBO. In addition, independent consultants sometimes perform services for NBO on as "as needed" basis. All officers, key employees and consultants have entered into employment and confidential non-disclosure agreements with the Company. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors and under the terms of any employment agreement. Per the Bylaws of the Company, the Board of Directors makes decisions in lieu of a Compensation Committee or an Audit Committee, as the Board members are the same individuals that would comprise the Compensation Committee and the Audit Committee. All directors, officers and beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Exchange Act and in compliance with Section 16(a) Beneficial Ownership Reporting Compliance have completed and filed the prescribed Forms

(Forms 3, 4 and 5) on a timely basis as disclosed in the prescribed Forms required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2002. The following table sets forth certain information concerning the directors and executive officers, and key employees of the Company:

                              Director,
                           Officer or Key
       Name          Age   Employee Since                Position
Keith A. Guevara     52   June 1994          Chairman of the Board, President
                                             and Chief Executive Officer,
                                             Director
Christopher Foley    39   March 2001         Chief Financial Officer &
                                             Director*
Andrew Boyd-Jones    49   May 2001           Director
D. Kent Jasperson    53   July 1994          Chief Accounting Officer,
                                             Secretary and Treasurer
Randy J. Steck       46   March 2000         Chief Operating and Technology
                                             Officer*
Frank E. Layton      51   June 1994          Vice President of Financial
                                             Relations
John J. Arego        43   September 1995     Director of Engineering
Hayden Felt          44   October 1999       Vice President-Sales and
                                             Marketing

*On June 10, 2002, by unanimous consent of the Board of Directors, a resolution was passed appointing Christopher Foley as a member of the Board, and accepting the resignation of Randy J. Steck as a member of the Board.

Keith A. Guevara is the Company's founder and has been Chairman of the Board, President and Chief Executive Officer of the Company since its incorporation in June 1994. Mr. Guevara devotes his full-time efforts to the Company's business
activities.   He has over 24 years of combined sales, marketing and management experience. From October 1988 to the present, Mr. Guevara also has served as the President of Financial Capital Management, Inc. ("FCM"), an investment firm primarily in the business of trading commodities. FCM was incorporated in 1988 but has been inactive since June 1994, when Mr. Guevara decided to devote his full-time efforts to the Company's business activities. From April 15, 1994 to the present, Mr. Guevara has additionally served as the President of Internet Marketing Group, Inc. ("Internet"), a marketing firm of which he is the sole stockholder. Internet was incorporated in April 1994, but has been inactive since June 1994 when Mr. Guevara decided to devote his full-time efforts to the Company's business activities. In addition, Mr. Guevara owns FCM Trading Group, Ltd., a commodity trading advisory firm registered with the National Futures Association. Mr. Guevara is the registered and licensed principal of that company.

Christopher Foley joined the Company in March 2001 as Vice President of Finance, and at that time had 16 years of financial analysis and securities industry experience. He has since been named Chief Financial Officer and appointed to the Board of Directors. Mr. Foley most recently owned his own investment management firm through an independent broker dealer catering to high net worth individuals, corporations, retirement plans and charitable endowments, serving as Chief Investment Officer and Portfolio Manager for two years. Prior portfolio management experience includes the positions of Vice President of Trust & Investment Management at Zion's First National Bank for three years, and Assistant Vice President at PNC Bank for three years. Mr. Foley has worked for several Fortune 100 companies in the financial analysis arena including General Electric, Johnson & Johnson, and American Express, and is also a US Navy veteran. Mr. Foley earned his Masters of Business Administration from Westminster College in Salt Lake City, and a Bachelor's degree in Business Management from the University of Cincinnati, coupled with an Associates degree in Information Systems.

Andrew Boyd-Jones has been a consultant with the Company since August 2000 and a member of the Company's Board of Directors since May 2001. Mr. Boyd-Jones has 26 years of investment banking and equity investment experience. Mr. Boyd-Jones founded and was CEO of Trenwith Securities, one of the premier middle market investment banking companies in the U.S. where he led over 300 mergers and acquisitions and corporate finance assignments resulting in combined transaction values of over $10 billion. Prior to his founding Trenwith Securities, Mr. Boyd Jones led the leveraged buy-out team at Bankers Trust. Mr. Boyd-Jones received his BA from the University of Virginia and his MSc in Economics from the London School of Economics.

Randy J. Steck joined the Company in March 2000 as Chief Operating and Technology Officer. Mr. Steck brings 20 years of high tech engineering and management experience to the Company. Prior to NBO, Mr. Steck served as President of Racore Technology Corporation for two years, a privately owned designer and manufacturer of fiber optic Local Area Network equipment. Mr. Steck was one of the founding partners of Racore, where he held several positions in hardware/software product design, engineering management, and as director of its Salt Lake City operations. In addition, Mr. Steck brings experience from his positions at IBM, as a military contractor, as a private consultant, and as one of the first 30 employees of Iomega during its start-up phase. Mr. Steck has a B.S. degree in Applied Physics, an M.S. degree in Electrical Engineering and an M.B.A. degree from Brigham Young University.

Kent Jasperson has served as the Chief Accounting Officer of the Company since July 1994. On January 17, 1995, he was appointed as the Company's Secretary and Treasurer. Mr. Jasperson has over 16 years of experience as a financial officer in various business entities. From June 1990 to July 1994, he served as the Controller of KUTV, Inc. From March 1987 to June 1990, Mr. Jasperson was the corporate tax specialist for KUTV, Inc., where he was responsible for preparing federal and state tax returns in six states. From May 1981 to November 1986, Mr. Jasperson was the tax manager and internal auditor for Gibbons and Reed Construction Company. From June 1973 to December 1978, he was an accountant with the regional accounting firm of Whitaker, Lipp & Healea in Seattle, Washington. From January 1979 to May 1981, he was a partner in that accounting firm. He received his CPA certificate in 1974 and is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. Mr. Jasperson holds a B.S. degree in Accounting from Brigham Young University.

Frank E. Layton has been the Vice President of Financial Relations of the Company since its incorporation in June 1994. Mr. Layton devotes his full-time efforts to the Company's business activities from the Company's California office. He has been involved in the securities, real estate syndication and venture capital industries for more than ten years. In February 1986, he became Regional Vice President of Fox Capital Corp., a large real estate developer. In that capacity he was responsible for the capital formation and securities marketing for 10 western states. He also has experience in consulting in the venture capital industry and successfully arranged for the initial capitalization of $10 million for a start-up company in the quick lube industry. From 1988 to 1994,

Mr. Layton, while employed by various broker dealers, consulted in the real estate and telecommunications industries through his firm, Frank Layton & Associates. His consulting centered on capital formation for start up companies and sales training to regional sales firms that participated in this capital raising process.

John J. Arego is currently the Company's Director of Engineering. Mr. Arego joined NBO in September 1995 as the Company's Senior Software Engineer. He has worked in software development for the Company since that time. Mr. Arego is skilled in systems development, database design, C and C++ programming and communications protocols. He began programming professionally in 1983 and has over 10 years of management experience. Mr. Arego holds a B.S. degree in computer science from the University of Utah.

Hayden Felt joined the Company in October of 1999 as Director of Sales and Marketing. He has been Vice President of Sales and Marketing since June 2000.
He has 20 plus years of retail experience, first starting his career with Carter Hawley Hale, a chain of department stores headquartered in California under the names of Broadway, Emporium and Weinstocks. While there, Mr. Felt was responsible for the sale of Women's Soft Goods in the western U.S. Mr. Felt also was Director of Retail Sales for the Utah Jazz for two years, overseeing all 21 retail outlets and in addition all arena/event venues. Mr. Felt also served as a Director for Healthrider, Inc./Nordic Track USA for three years, where his responsibilities included sales, marketing, and retail brand development. He has also served in a number of Utah/California merchant associations including President of Logan City Merchant Association, located in Logan, Utah. Mr. Felt received a Bachelor of Science degree from Utah State University in 1984.

Item 10. Executive Compensation.

The following tables set forth certain summary information concerning the compensation paid or accrued for the Company's chief executive officer and each of its other executive officers for the fiscal years ended March 31, 2002, 2001, and 2000 respectively.


                                           Annual Compensation
                                                              Other Annual
 Name and Principal Position      Year       Salary    Bonus  Compensation
Keith A. Guevara                31 Mar 02   $250,000    -0-        -0-
Chairman/CEO/President
                                31 Mar 01    250,000    -0-        -0-
                                31 Mar 00    187,477    -0-        -0-


Christopher P. Foley            31 Mar 02    120,000    -0-        -0-
Chief Financial Officer
                                31 Mar 01     2,308     -0-        -0-


Frank E. Layton                 31 Mar 02    120,000    -0-        -0-
Vice President of Financial
Relations
                                31 Mar 01    120,000    -0-        -0-
                                31 Mar 00    104,746    -0-        -0-


Randy J. Steck                  31 Mar 02    115,200    -0-        -0-
Chief Operating Officer/
Chief Technology Officer
                                31 Mar 01    115,200    -0-        -0-


D. Kent Jasperson               31 Mar 02    96,000     -0-        -0-
Chief Accounting Officer
                                31 Mar 01    96,000     -0-        -0-
                                31 Mar 00    86,000     -0-        -0-

                                          Long Term Compensation
                                      Awards         Payouts
                               Restricted Securities            All Other
                                 Stock    Underlying   LTIP   Compensation
                                 Awards    Options   Payouts
Keith A. Guevara                  -0-        -0-       -0-         -0-
Chairman/CEO/President
                                  -0-        -0-       -0-         -0-
                                  -0-        -0-       -0-         -0-


Christopher P. Foley              -0-        -0-       -0-         -0-
Chief Financial Officer
                                  -0-       62,500     -0-         -0-


Frank E. Layton                   -0-        -0-       -0-         -0-
Vice President of Financial
Relations
                                  -0-        -0-       -0-         -0-
                                  -0-       62,500     -0-         -0-


Randy J. Steck                    -0-       15,625     -0-         -0-
Chief Operating Officer/
Chief Technology Officer
                                  -0-       46,875     -0-         -0-


D. Kent Jasperson                 -0-        -0-       -0-         -0-
Chief Accounting Officer
                                  -0-        -0-       -0-         -0-
                                  -0-        -0-       -0-         -0-

                                       31

The following table describes the stock options granted to employees and directors during the fiscal year ended March 31, 2002.

                     Options/SAR Grants In Last Fiscal Year
                               (Individual Grants)

     Name        Number Of     Percent Of   Exercise Of   Expiration Date
                 Securities      Total      Base Price
                 Underlying   Options/SARs    ($/Sh)
                Options/SARs   Granted To
                  Granted     Employees In
                              Fiscal Year
Randy J. Steck     15,625         9.0          4.40      March 31, 2012

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the executive officers during the fiscal year ended March 31, 2002 as well as the aggregate number and value of unexercised options held by the executive officers on March 31, 2002. The value of exercisable unexercised in-the-money options is calculated by multiplying the number of exercisable unexercised options by the latest Private Placement Memorandum offering price of $5.50, less the cost basis of the option, which is the exercise price times the number of exercisable unexercised options.

    Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End
                               Options/SAR Values


                                            Shares Acquired   Value Realized
Name                                        on Exercise (#)         ($)
Keith A. Guevara                                312,500          1,609,375
                                                  -0-               -0-

Christopher Foley                                 -0-               -0-

D. Kent Jasperson                                 -0-               -0-
                                                  -0-               -0-
                                                  -0-               -0-

Randy J. Steck                                    -0-               -0-
                                                  -0-               -0-

Andrew Boyd-Jones                                 -0-               -0-

Frank E. Layton                                   -0-               -0-
                                                  -0-               -0-

John J. Arego                                     -0-               -0-
                                                  -0-               -0-

Hayden Felt                                       -0-               -0-
                                                  -0-               -0-


                          Number of Securities       Value of Unexercised In-
                         Underlying Unexercised       the-Money Options/SARs
                        Options/SARs at March 31,      at March 31, 2002(#)
                                 2002($)
                     Exer-
                      cise   Exercis-    Unexercis-                Unexercis-
Name                 Price     able         able     Exercisable      able
Keith A. Guevara     $0.35      -0-          -0-         -0-           -0-
                      $0.88   2,812,500      -0-      $12,993,750      -0-

Christopher Foley     $4.40      62,500      -0-          $68,750      -0-

D. Kent Jasperson     $0.32      78,125      -0-         $404,688      -0-
                      $0.80      78,125      -0-         $367,188      -0-
                      $2.80      62,500      -0-         $168,750      -0-

Randy J. Steck        $2.40      46,875      -0-         $145,313      -0-
                      $4.40      15,625      -0-          $17,188      -0-

Andrew Boyd-Jones       -0-         -0-      -0-         -0-           -0-

Frank E. Layton       $0.32     312,500      -0-       $1,618,750      -0-
                      $2.40      62,500      -0-         $193,750      -0-

John J. Arego         $0.32      25,409      -0-         $131,619      -0-
                      $2.80      15,625      -0-          $42,188      -0-

Hayden Felt           $2.40      12,500      -0-          $38,750      -0-
                      $4.40      12,500      -0-          $13,750      -0-

                                       33

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance under Equity Compensation Plans

On January 22, 1997 pursuant to Section 16-10a-704(2)(a) of the Utah Act, by Action by Written Consent of the Majority of Outstanding Shares of Stock of Neighborhood Box Office, Inc., resolved to approve and adopt the 1997 Stock Option Plan, which is an exempt employee benefit plan under Rule 16b-3 promulgated under Section 16 of the Securities and Exchange Act of 1934, as amended. The 1997 Stock Option Plan is the Company's only equity compensation plan.

          (a)                 (b)                (c)               (d)

                                         Number of
                                         securities
                                         remaining available
                         Weighted-       for future issuance
                         average         under equity
                         exercise price  compensation plans   Adopted
Number of securities to  of outstanding  [excluding           without the
be issued upon exercise  options,        securities           approval of
of outstanding options,  warrants and    reflected in column  security
warrants and rights      rights          (a)]                 holders
       4,055,410             $1.27             194,999             None


Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information as to each person owning of record, or who was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock as of March 31, 2002, and information as to the ownership of the Company's Common Stock, Preferred Stock and Options by each director and named executive officer, and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                         Number of
Name and Address                                           Shares    Percent
Of Benneficial Owners (1)              Title of Class      Owned       (2)
Keith A. Guevara                     Common Stock         3,034,131    12.78%
Chairman, President, CEO             Options              2,812,500    11.85%
                                     Total                5,846,631    24.63%

Frank E. Layton                      Common Stock            97,822     0.41%
Vice President, Financial            Common Stock(3)         23,181     0.10%
Relations                            Preferred Stock          4,027     0.02%
                                     Options                375,000     1.58%
                                     Total                  500,030     2.11%

D. Kent Jasperson                    Common Stock             5,542     0.02%
Chief Accounting Officer             Options                218,750     0.92%
                                     Total                  224,292     0.94%

Christopher Foley                    Common Stock             4,287     0.02%
Chief Financial Officer              Options                 62,500     0.26%
                                     Total                   66,787     0.28%

Randy J. Steck                       Common Stock                 0     0.00%
Chief Operating Officer              Options                 62,500     0.26%
Chief Technology Officer             Total                   62,500     0.26%

John J. Arego                        Common Stock             9,750     0.04%
Director, Engineering                Options                 41,034     0.17%
                                     Total                   50,784     0.21%

Hayden Felt                          Common Stock                 0     0.00%
Vice President, Sales                Options                 25,000     0.11%
                                     Total                   25,000     0.11%

Andrew Boyd-Jones                    Common Stock                 0     0.00%
Director, Board of                   Options                      0     0.00%
Directors                            Total                        0     0.00%


All Executive Officers               Common Stock         3,151,532    13.28%
and Directors as a                   Common Stock(4)         23,181     0.10%
Group (8 persons)                    Preferred Stock          4,027     0.02%
                                     Options              3,597,284    15.15%
                                     Warrants                     0     0.00%
                                                         ----------  --------
                                     Total                6,776,024    28.55%
                                                         ==========  ========

Principal Shareholder:

Neil D. Wright(5)                    Common Stock         1,569,887     6.61%
                                     Warrants - Class A      19,528     0.08%
                                     Warrants - Class B      39,502     0.17%
                                                         ----------  --------
                                     Total                1,628,917     6.86%
                                                         ==========  ========


   (1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power. Unless otherwise indicated in these footnotes, the mailing address of each beneficial owner listed is 3676 W. California Ave., Bldg D., Salt Lake City, UT 84104.

  (2)  The percentages shown are based on:

(a.) 16,569,887 shares of Common stock of the Company issued and outstanding as of March 31, 2002.
(b.) 4,080,415 Options for shares of Common stock of the Company issued and outstanding as of March 31, 2002. The percentages shown for options assume the exercise of all options held solely by that individual and a corresponding increase in the issued and outstanding common stock. 3,773,915 options of the Company are currently exercisable.
(c.) 53,847 shares of Preferred stock of the Company issued and outstanding as of March 31, 2002 convertible at the rate of 4.6875 shares common, totaling 252,408 common shares.
(d.) 2,834,909 warrants (all classes) of the Company issued and outstanding as of March 31, 2002. The conversion rate is one common share per warrant.
(e.) The percentage shown for total holdings assumes the exercise of all options and warrants, and the conversion of all shares of Preferred stock held by the individual and a corresponding increase in the issued and outstanding Common stock, which totals 23,737,619.
(f.) All calculations reflect the 5 for 4 stock split effective August 14, 2001.

(3) Mr. Layton has an indirect beneficial interest in 23,181 shares of Common stock of the Company for his daughter Emily Layton, a minor. The mailing address for Emily Layton is 462 Cliff Drive #6, Laguna Beach, California 92651.

(4) The total number of shares of Common stock of the Company owned by officers and directors of the Company with an indirect beneficial interest as described in (3) above.

(5) Mr. Wright is an accredited investor with beneficial interest as detailed above. His mailing address of record is PO Box 92035, Nashville, Tennessee 37209.


Item 12.    Certain Relationships and Related Transactions.

During May 1996, the Company entered into a promissory note with its president for $250,000 which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The note is not collateralized and remains outstanding as of March 31, 2002.

During January 2002, the Company entered into a non-interest bearing demand note with its president for $40,000. During February 2002, the Company repaid $20,000 of the note.

The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer.

Item 13.    Exhibits and Reports on Form 8-K.

All Exhibits listed below are incorporated by reference to Form 10SB12G/A filed April 26, 2002. There have been no Form 8-K filings as of March 31, 2002.

EXHIBIT INDEX

Numbe       Description                                         Date
r
(2)    a.   Articles of Incorporation in the State of         1/30/02
            Maryland.
       b.   Articles of Merger.                               1/29/02
       c.   Bylaws of NBO Systems, Inc.
(6)    a.   Services Agreement between Wildcard Systems,      3/20/01
            Inc., a Florida corporation, and NBO, Inc.
       b.   Internet Gift Card(s) Agreement                   8/4/00

            between NBO, Inc., and GMRI, Inc.
       c.   Warrant Agreement                                 11/8/95
       d.   Stock Option Plan and Agreement                   1/22/97
       e.   The Rouse Company Standard Mall Agreement         2000
       f.   Urban Retail Properties Standard Mall Agreement   2000
       g.   JP Realty Inc. Standard Mall Agreement            1999
       h.   Independent Malls Standard Mall Agreement         8/21/00
       i.   Value-Added Reseller Agreement between Gemplus    1998
            Corporation and NBO, INC.
       j.   Standard Gift Certificate Participation           1999
            Agreement
       k. Contract Services Agreement between Neighborhood 4/11/00 Box Office, Inc., and Smith's Food and Drug
            Centers, Inc.
       l.   Advertising and Promotions Agreement between      6/2001
            eBay Inc., and Neighborhood Box Office
       m.   Bayer Properties Standard Mall Agreement          2001
       n.   Prime Retail Standard Mall Agreement              2001

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, Inc.

By /s/ Keith A. Guevara
     Keith A. Guevara                             July 12, 2002
     Chairman/President/CEO


By /s/D. Kent Jasperson
     D. Kent Jasperson                            July 12, 2002
     Chief Accounting Officer


By /s/Christopher Foley
     Christopher Foley                            July 12, 2002
     Chief Financial Officer

                                    PART F/S

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of
NBO Systems, Inc.

We have audited the accompanying balance sheets of NBO Systems, Inc., as of March 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBO Systems, Inc., as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation is dependent on its ability to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ GRANT THORNTON LLP

Salt Lake City, Utah
June 7, 2002

                              FINANCIAL STATEMENTS

                                NBO Systems, Inc.

                                 BALANCE SHEETS

                                    March 31,

                                     ASSETS

                                                    2002           2001
CURRENT ASSETS
Cash                                            $    456,295   $      7,866
Restricted cash (Note C)                          12,802,496     10,438,926
Accounts receivable, net of allowance for
uncollectible accounts of $5,014 in 2002 and
$5,000 in 2001                                       273,903        133,258
Employee advances                                          -          1,667
Inventory                                             17,534         19,141
Prepaid expenses                                       6,309         59,231
                                                  ----------     ----------
Total current assets                              13,556,537     10,660,089




PROPERTY AND EQUIPMENT, NET (Notes D and J)        1,413,937      1,646,380


OTHER ASSETS
Trademarks, net                                        9,107          9,431
Other assets and deposits (Notes E and J)            376,791        536,968
                                                  ----------     ----------
                                                     385,898        546,399
                                                  ----------     ----------
                                               $  15,356,372 $   12,852,868
                                                  ==========     ==========

        The accompanying notes are an integral part of these statements.

                                NBO Systems, Inc.

                           BALANCE SHEETS - CONTINUED

                                    March 31,

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    2002           2001
CURRENT LIABILITIES
  Checks written in excess of cash             $      811,785 $            -
  Gift certificates payable (Note C)               12,802,496     10,438,926
  Accounts payable                                    792,516        461,584
  Accrued liabilities (Note H)                        554,615        336,387
  Notes to stockholders (Note I)                    1,283,055      1,554,065
  Notes to officer (Note O)                           273,625        250,000
  Current maturities of long-term obligations
  (Note J)                                                  -         66,138
                                                  -----------    -----------
    Total current liabilities                      16,518,092     13,107,100

LONG-TERM LIABILITIES
  Deferred gain (Note J)                                    -          5,000
                                                  -----------    -----------
    Total liabilities                              16,518,092     13,112,100
COMMITMENTS AND CONTINGENCIES (Note P)                      -              -
STOCKHOLDERS' DEFICIT (Notes I, L and N)
  Capital stock
  Convertible redeemable preferred stock, par
value $1.00; authorized 1,000,000 shares;
issued and outstanding 53,847 and 48,952
shares at 2002 and 2001, respectively;
liquidation value $1.00 per share                      53,847         48,952
  Common stock, par value $0.0005; authorized
20,000,000 shares, 16,569,887 and 15,608,511
shares issued and outstanding at 2002 and
2001, respectively                                      8,285          7,804
                                                  -----------    -----------
                                                       62,132         56,756

  Subscriptions receivable                           (17,900)       (17,900)
  Additional paid-in capital                       22,374,130     18,962,236
  Accumulated deficit                            (23,580,082)   (19,260,324)
                                                  -----------    -----------
    Total stockholders' deficit                   (1,161,720)      (259,232)
                                                  -----------    -----------
                                               $   15,356,372 $   12,852,868
                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.

                                NBO Systems, Inc.

                            STATEMENTS OF OPERATIONS

                              Year ended March 31,
                                                       2002           2001
Revenues (Notes B, P and Q)
Sale of third party gift certificates             $   2,057,964 $       56,937
Abandoned gift certificates (Note C)                  1,830,477              -
Convenience fees earned from customers                   10,322         56,955
Merchant fees earned from retailers                   1,333,433        845,108
Equipment and software income                            38,298         32,900
Interest on restricted cash (Note C)                    186,472        372,980
Lease income (Note F)                                    10,750              -
                                                    -----------    -----------
                                                      5,467,716      1,364,880
Cost of revenues
Third party gift certificates                         1,855,270         53,677
Merchant fees and charges                             1,107,184        758,992
Other                                                   343,390        486,158
                                                    -----------    -----------
                                                      3,305,844      1,298,827
                                                    -----------    -----------
Gross profit                                          2,161,872         66,053
Operating expenses
Personnel                                             2,941,271      2,749,244
Legal and accounting                                    265,892        106,452
Rent                                                    340,569        301,428
Office                                                  464,849        456,554
Depreciation and amortization                           358,800        255,519
Other                                                   198,420        358,104
                                                    -----------    -----------
                                                      4,569,801      4,227,301
                                                    -----------    -----------
Operating loss                                      (2,407,929)    (4,161,248)
                                                    -----------    -----------
Other income (expense)
Interest expense (Note I)                           (1,691,212)    (1,210,854)
Interest income                                          17,215         34,160
Loss on disposal of other assets and property
and equipment                                         (111,669)       (94,508)
Other income                                                 35         30,958
                                                    -----------    -----------
                                                    (1,785,631)    (1,240,244)
                                                    -----------    -----------
NET LOSS                                          $ (4,193,560) $  (5,401,492)
                                                    ===========    ===========
Net loss per common share - basic and diluted     $             $
(Note M)                                                (0.27)         (0.36)
                                                    ===========    ===========
Weighted-average number of common shares
outstanding - basic and diluted (Note M)            16,004,363     15,114,060
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                                NBO SYSTEMS, Inc.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                   For the years ended March 31, 2002 and 2001
                                     Preferred stock       Common stock
                                     Number
                                       of                Number
                                     shares    Amount  of shares     Amount
Balance at April 1, 2000             44,500  $ 44,500  14,623,643 $    7,312
Preferred stock dividends (Note L)    4,452     4,452           -          -
Common stock issued for (Notes I, L
and N)
Note payable                              -         -     104,545         52
Services                                  -         -      40,949         20
Payment of interest                       -         -      11,830          6
Cash (net of issuance costs of            -         -     827,544        414
$458,431)
Interest expense recognized on
beneficial conversion features on
notes payable (Note I)                    -         -           -          -
Common stock options and warrants
issued for services and compensation
(Note N)                                  -         -           -          -
Common stock warrants issued for
interest (Notes G, I and N)               -         -           -          -
Net loss                                  -         -           -          -
                                     ------    ------  ----------    -------
Balance at March 31, 2001            48,952    48,952  15,608,511      7,804
Preferred stock dividends (Note L)    4,895     4,895           -          -
Common stock issued for (Notes I, L,
N and O)
Note payable                              -         -     295,788        135
Notes to officer (Note L)                 -         -     312,500        156
Services                                  -         -       6,274          3
Equipment                                 -         -      16,915          8
Payment of interest                       -         -      53,614         25
Cash (net of issuance costs of
$62,340)                                  -         -     331,921        182
Common stock redeemed (Notes L and                                      (28)
O)                                        -         -    (55,636)
Interest expense recognized on
beneficial conversion features on
notes payable (Note I)                    -         -           -          -
Common stock options and warrants
issued for services and compensation
(Note N)                                  -         -           -          -
Common stock warrants issued for
interest (Notes G, I and N)               -         -           -          -
Net loss                                  -         -           -          -
                                     ------    ------  ----------    -------
Balance at March 31, 2002            53,847  $ 53,847  16,569,887 $    8,285
                                     ======    ======  ==========    =======

         The accompanying notes are an integral part of this statement.

                                NBO SYSTEMS, Inc.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                   For the years ended March 31, 2002 and 2001

                    Subscrip-     Additional
                      tions        paid-in       Accumulated
                    Receivable     capital         deficit          Total
Balance at April
1, 2000          $    (17,900) $   14,227,814 $  (13,767,009) $      494,717
Preferred stock              -         87,371        (91,823)              -
dividends (Note
L)
Common stock
issued for
(Notes I, L and
N)
Note payable                 -        219,948               -        220,000
Services                     -        180,155               -        180,175
Payment of
interest                     -         52,044               -         52,050
Cash (net of
issuance costs
of $458,431)                 -      3,217,836               -      3,218,250
Interest expense
recognized on
beneficial
conversion
features on
notes payable
(Note I)                     -        792,395               -        792,395
Common stock
options and
warrants issued
for services and
compensation
(Note N)                     -         82,498               -         82,498
Common stock
warrants issued
for interest
(Notes G, I and
N)                           -        102,175               -        102,175
Net loss                     -              -     (5,401,492)    (5,401,492)
                     ---------    -----------    ------------    -----------
Balance at March
31, 2001              (17,900)     18,962,236    (19,260,324)      (259,232)
Preferred stock
dividends (Note
L)                           -        121,303       (126,198)              -
Common stock
issued for
(Notes I, L, N
and O)
Note payable                 -        496,615               -        496,750
Notes to officer
(Note L)                     -        109,219               -        109,375
Services                     -         30,726               -         30,729
Equipment                    -         50,524               -         50,532
Payment of
interest                     -        215,111               -        215,136
Cash (net of
issuance costs
of $62,340)                  -      1,350,802               -      1,350,984
Common stock
redeemed (Notes
L and O)                     -      (152,971)               -      (152,999)
Interest expense
recognized on
beneficial
conversion
features on
notes payable
(Note I)                     -        903,620               -        903,620
Common stock
options and
warrants issued
for services and
compensation
(Note N)                     -          6,127               -          6,127
Common stock
warrants issued
for interest
(Notes G, I and
N)                           -        280,818               -        280,818
Net loss                     -              -     (4,193,560)    (4,193,560)
                    ----------    -----------    ------------    -----------
Balance at March
31, 2002         $    (17,900) $   22,374,130 $  (23,580,082) $  (1,161,720)
                    ==========    ===========    ============    ===========

         The accompanying notes are an integral part of this statement.

                                NBO SYSTEMS, Inc.

                            STATEMENTS OF CASH FLOWS

                              Year ended March 31,


                                                    2002           2001
Increase (decrease) in cash
 Cash flows from operating activities
  Net loss                                    $  (4,193,560) $  (5,401,492)
  Adjustments to reconcile net loss to net cash
used in operating activities
   Depreciation and amortization                     358,800        255,519
   Loss on disposal of other assets, and
property and equipment                               111,669         94,508
   Bad debt expense                                   44,215         22,036
   Common stock options and warrants issued for
services and compensation                              6,127         82,498
   Common stock warrants issued for interest         280,818        102,175
   Interest expense recognized on beneficial
conversion features on notes payable                 903,620        792,395
   Common stock issued for services                   30,729        180,175
   Common stock issued for interest                  215,136         52,050
   Amortization of prepaid interest on loans          36,470         96,720
   Changes in assets and liabilities
    Accounts receivable                            (184,860)        (5,395)
    Employee advances                                  1,667         20,854
    Inventory                                          1,607       (11,107)
    Prepaid expenses, other assets and deposits
                                                       5,547      (493,627)
    Accounts payable                                 330,932        163,637
    Accrued liabilities                              215,115        135,130
                                                 -----------    -----------
     Total adjustments                             2,357,592      1,487,568
                                                 -----------    -----------
     Net cash used in operating activities       (1,835,968)    (3,913,924)
                                                 -----------    -----------
Cash flows from investing activities
  Purchase of property and equipment                (60,919)      (655,015)
  Proceeds from sale of property, equipment,
and other assets                                      46,442              -
     Net cash used in investing activities          (14,477)      (655,015)

                                   (Continued)

        The accompanying notes are an integral part of these statements.

                                NBO SYSTEMS, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                              Year ended March 31,


                                                       2002          2001
Cash flows from financing activities
  Increase in checks written in excess of cash         811,785             -
  Principal payments on unsecured loan                       -      (30,000)
  Principal payments on long-term obligations         (66,138)      (86,930)
  Proceeds from sale of common stock                 1,350,984     3,218,250
  Proceeds from notes to officer                        47,500        20,000
  Payments on notes to officer                        (67,499)      (20,000)
  Proceeds from loans to stockholders                  811,752     1,035,450
  Principal payments on notes to stockholders        (589,510)      (22,326)
                                                    ----------    ----------
    Net cash provided by financing activities        2,298,874     4,114,444
                                                    ----------    ----------
    Net increase (decrease) in cash                    448,429     (454,495)
Cash at beginning of year                                7,866       462,361
                                                    ----------    ----------
Cash at end of year                               $    456,295  $      7,866
                                                    ==========    ==========
Supplemental disclosures of cash flow
information
Cash paid during the year for
  Interest                                        $    178,340  $     90,658
  Income taxes                                           2,536         2,946

Noncash investing and financing activities

Year ended March 31, 2002

For the year ended March 31, 2002, the Company had net transfers of $19,942 from other assets to property and equipment.

Beneficial conversion feature of convertible debt

As discussed in Note I, the Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the year ended March 31, 2002. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the year ended March 31, 2002, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $903,620.
(Continued)

        The accompanying notes are an integral part of these statements.
                                       F-8

                                NBO SYSTEMS, Inc.

                       Years ended March 31, 2002 and 2001


Year ended March 31, 2002 - continued

Stock and stock options issued for services, assets, notes payable and interest

The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer.

The Company issued 6,274 shares of common stock to referring agents as compensation for services received for a total value of $30,729 (Note L).

The Company granted 2,159 stock warrants to a referring agent as compensation for services received for a total value of $1,305 (Note N).

During 2002, the Company issued 53,614 shares of common stock at the fair market price for a total of $215,136 for interest according to terms of notes payable, which matured and were not paid (Notes I and L).

During 2002, stockholders converted notes payable of $496,750 to 295,788 shares of common stock according to terms of the notes (Notes I and L).

During 2002, the Company issued 16,915 shares of common stock for office equipment with a fair market value of $50,532 (Note L).

Year ended March 31, 2001

For the year ended March 31, 2001, the Company disposed of property and equipment and other assets resulting in a $94,508 loss, a $5,917 decrease in property and equipment, a $474 decrease in accumulated depreciation, and a $89,065 decrease in other assets.

For the year ended March 31, 2001, the Company had net transfers of $449,132 from other assets to property and equipment.

During 2001, the Company signed a settlement agreement on an unsecured loan for consideration including $30,000 cash and 5,000 shares of common stock valued at $4.40 per share for a total of $22,000, of which $2,000 was considered interest expense and expiration on 39,063 existing warrants was extended two additional years. The Company recorded interest expense of $58,121 in 2001 related to the extension of these warrants (Notes G and N).


                                   (Continued)

        The accompanying notes are an integral part of these statements.

                                NBO SYSTEMS, Inc.

                       Years ended March 31, 2002 and 2001


Year ended March 31, 2001 - continued

Beneficial conversion feature of convertible debt

As discussed in Note I, the Company recognized charges related to the beneficial conversion feature of the notes payable to stockholders issued during the year ended March 31, 2001. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. For the year ended March 31, 2001, the beneficial conversion resulted in a noncash charge recorded as additional interest expense of $792,395.

Stock and stock options issued for compensation, services, notes payable and interest

The Company issued 40,949 shares of common stock to consultants as compensation for services received for a total value of $180,175. The value of the expense recognized was based on the market value of the stock issued (Note L).

During 2001, the Company granted 25,005 stock options to a board member in connection with an agreement for services received. Expense related to these options totaled $4,822 for 2002 and 2001 (Note N).

During 2001, NBO issued 11,375 shares of common stock at the fair market price of $4.40 per share for a total of $50,050 for interest according to terms of a note payable which matured and was not paid
(Notes I and L).

During 2001, stockholders converted notes payable of $200,000 to 100,000 shares of common stock according to terms of the notes (Notes I and L).

        The accompanying notes are an integral part of these statements.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

     1.   Organization and business activity

   NBO Systems, Inc. (NBO or the "Company") began operations in June 1994. From inception through March 31, 1999, NBO was considered a development stage company as its activities had principally been related to market analysis, capital raising, research and development and other business planning activities and as such the Company had no significant revenue from its planned principal operations. Prior to April of 1999, the Company had derived some limited revenue from the sale of kiosks and licensing of software.

   Beginning in the fall of 1998, NBO entered into long-term exclusive agreements with certain mall property and retail owners in an effort to build a larger national presence in selling gift certificates. As a result of these contracts, the Company started significant gift certificate operations in October of 1998 and therefore, was no longer considered a development stage company as of the fiscal year ended March 31, 1999.

   The Company changed its name from Neighborhood Box Office, Inc. to NBO, Inc. on July 17, 2000. In January of 2002, NBO, Inc., merged into its wholly-owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland.

   2.   Use of estimates

   In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

   3.   Other assets and prepaid expenses

   Other assets are recorded at cost, less accumulated amortization when applicable. Amortization is provided principally on the straight-line method over the estimated useful life of the asset.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      4.   Accounts receivable and allowance for doubtful accounts

   Accounts receivable are stated at the amount of unpaid principal, reduced by an allowance for doubtful accounts. The allowance for doubtful accounts is established through a provision for losses charged to expense. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility of the principal is unlikely.

   The allowance for doubtful accounts is an amount management believes will be adequate to absorb possible losses on existing accounts receivable that may become uncollectible, based on evaluations of the collectibility of accounts receivable and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the accounts receivable portfolio, overall portfolio quality, review of specific problem receivables, and current economic conditions that may affect the customer's ability to pay.

   5.   Debt issuance costs

   The costs related to the issuance of debt are amortized to interest expense using the effective-interest method over the life of the related debt.

   6.   Inventory

   Inventory  consists  of  gift  certificates  purchased  from  third  party
   retailers.    Gift   certificates   are   recorded   at   cost   (specific
   identification method).

   7.   Property and equipment

   Property   and   equipment   are  recorded  at  cost,   less   accumulated
   depreciation.   Depreciation is calculated using the straight-line  method over the estimated useful lives of the assets. Estimated useful lives are as follows:
                                              Years
   Furniture and fixtures                            10
   Kiosks                                             5
   Support equipment                               5-10
   Office equipment and vehicles                    4-5
   Software                                           5
   Leasehold improvements                             5

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   8.   Income taxes

   The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

   9.   Trademarks

   The Company capitalizes trademarks at cost and amortizes them over the periods expected to be benefited, not to exceed 15 years.

   10.  Loss per share

   Basic earnings (loss) per share (EPS) is calculated using income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants granted or sold and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS (Note M).

     11.  Revenue recognition
   During 2001, the Company began purchasing and selling gift certificates of third party retailers. The Company records as revenue the amount received from the customer at the time of the sale. The amount that the Company pays the retailer is recorded as a cost of revenue. The Company recognizes convenience fee revenue earned from customers from the sale of gift certificates upon occurrence of the event. Merchant fee revenue earned from retailers is recognized when gift certificates are redeemed. On gift certificate service contracts, reimbursable merchant fee revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. Revenue from the sale of kiosks is recognized upon shipment or installation if the Company is required to install the kiosks. Interest income is recognized when earned.
                                      F-13

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

11.  Revenue recognition - continued

   During 2002, the Company began recognizing revenue on abandoned gift certificates. Paper gift certificates that are not redeemed by the holder due to destruction, loss or other reason are subject to claim by the Company as abandoned property. Gift certificates that are not redeemed are referred to as "breakage" in the industry.

   The Company recognizes revenue on breakage at the end of the term of the period in which the Company is obligated to honor paper gift certificates which ranges from one to three years and is based on either the expiration date on the gift certificate or the applicable legal statute of limitation (applicable where state law prohibits expiration dates).

   The amount of breakage recognized is based on historical experience since the Company began selling paper gift certificates in October 1998. The Company monitors historical breakage experience and records adjustments in the amount of revenue recognized for abandoned gift certificates on a retrospective basis.

   Breakage revenue is recognized on paper gift certificates during the month following the expiration date. Breakage revenue is recognized during the thirty-seventh month on paper gift certificates with no expiration date based on the applicable legal statute of limitation.

   During the fourth quarter of fiscal 2002, the Company completed procedures relative to the extinguishment of gift certificates payable as it relates to escheatment law requirements for abandoned property. The Company had accumulated sufficient historical information relative to breakage to make reliable estimates for purposes of recognizing such revenue. The Company recognized $1,830,477 of revenue during the fourth quarter of fiscal 2002, including $615,428, which would have been recognized prior to fiscal 2002 if sufficient historical information had been available to make reliable estimates in prior years.

     12.  Stock options and warrants

   In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation", expense is recognized in connection with the grant of stock options when issued to nonemployees using the fair-market-value method. The expense is equal to the fair value of the options at the grant dates and is expensed ratably over the vesting periods. Disclosure requirements were adopted to reflect the pro forma adjusted net income (loss) calculated by applying the fair value requirement for options issued to employees for recognition of expense.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     13.  New accounting pronouncement

   During 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets to address significant implementation issues related to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS 144 supersedes SFAS 121. The Company does not believe the adoption of SFAS 144 will have a material effect on the financial position or results of operations of the Company.

   During 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections. Among other changes, SFAS 145 states that a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets specific criteria. The Company does not believe the adoption of SFAS 145 will have a material effect on the financial position or results of operations of the Company.

   14.  Advertising

     Advertising costs are expensed as incurred.

     15.  Certain reclassifications

   Certain reclassifications have been made to the 2001 financial statements to conform to the presentation for fiscal year 2002. Specifically, the financial results for the year ended within this report, as reported, are adjusted to reflect the Financial Accounting Standards Board guidelines on revenue recognition pursuant to Emerging Issues Task Force No. 00-10 ("EITF 00-10") and Emerging Issues Task Force No.01-14 ("EITF 01-14"). Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue. The corresponding expenses are reported as cost of sales. Historically, the Company reported shipping and handling expenses as a net amount within selling expense. Under EITF 01-14 guidelines, reimbursements received for certain out-of-pocket expenses incurred should be classified as revenue. The corresponding expenses are reported as cost of sales.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE B - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,193,560 and $5,401,492 in 2002 and 2001, respectively, and net losses since inception (June 23, 1994) of $23,580,082. The Company's current liabilities exceed its current assets by $2,961,555 as of March 31, 2002. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.

   The Company is currently in the process of securing approximately $5.5 million in equity funding from institutional/accredited investors to meet on-going capital requirements. Concurrently, the Company is in preliminary discussions with strategic partners that could result in the merger or acquisition of the Company. In that event, the full $5.5 million equity investment may not be required and will be adjusted as discussions continue. The Company also has the ability to raise additional funding through debt offerings to existing shareholders as has been done in the past.

   There can be no assurance that the Company will be successful in its attempt to consummate any of its strategic alternatives.


NOTE C - RESTRICTED CASH

   Restricted cash consists of funds held for the payment of issued and outstanding gift certificates to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. In the case of merchant retailers, including Urban Retail Properties, The Rouse Company and JP Realty, these accounts are held jointly by NBO and the merchants. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $10,981,000 at March 31, 2002 and $9,446,000 at March 31,
   2001. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates and may not be transferred into operating accounts. Amounts recorded as abandoned gift certificate revenue is removed from gift certificates payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment, at cost, are as follows:
                                                 2002          2001
   Furniture and fixtures                   $    270,805  $      265,336
   Kiosks                                        617,474        622,660
   Support equipment                             271,924        244,894
   Office equipment and vehicles                 619,719        547,982
   Software                                      221,090        201,569
   Leasehold improvements                        145,186        142,936
                                               2,146,198      2,025,377
   Less accumulated depreciation and
    amortization                                 732,261        378,997
                                              ----------     ----------
                                            $  1,413,937  $   1,646,380
                                              ==========     ==========

NOTE E - OTHER ASSETS AND DEPOSITS

                                                  2002          2001
   Gift certificate stock                    $     23,490 $       14,164
   Kiosk components                               119,095        232,953
   Deposits                                        23,878         24,178
   Letter of credit - lease deposit               210,328        265,673
                                               ----------    -----------
                                             $    376,791 $      536,968
                                               ==========    ===========

   Kiosk components in other assets includes gift certificate kiosks taken out of service and disassembled for use in the assembly of future kiosks. Each component is assigned a proportionate share of the assets book value net of accumulated depreciation when it is transferred from property and equipment. These components are used to assemble new kiosks, that when placed in service, are transferred back to property and equipment.

   During 2002, the Company recorded a loss of disposal of other assets of $163,811 for kiosk components that were determined to be impaired.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE F - LESSOR LEASING

   The Company's leasing operations relate to a sublease of office space. The leasing income was $10,750 for the year 2002. The future minimum rental income for the lease as of March 31, 2002 is as follows:

    Year ending March 31,
   2003                                 $  42,625
   Thereafter                                   -
                                          -------
                                        $  42,625
                                          =======

   Minimum rental income shown above does not include contingent lease income, which may be received on the basis of additional office space required by the tenant.

NOTE G - CUSTOMER DEPOSIT AND UNSECURED LOAN

   In April 1997, the Company received a deposit from CLG, Inc. in the amount of $30,000 as financing for Skyline Multimedia Entertainment Inc. ("SME"). The deposit was for a sales agreement NBO made with SME for the sale of two ticket kiosks.

   On April 30, 1997, the Company obtained a noninterest-bearing unsecured loan from CLG Inc. in the amount of $50,000. In addition, the Company provided CLG Inc. a warrant to purchase 39,063 shares of common stock at an exercise price of $2.40 per share. The exercise period is for a period of 48 months from the date of the loan. This loan was settled in August 2000 for $30,000 cash, 5,000 shares of stock valued at $4.40 per share and expiration on the existing 39,063 warrants was extended two additional years. The Company recognized the $30,000 deposit as other income during August 2000. The Company recorded interest expense of $58,121 in 2001 related to the extension of these warrants.

NOTE H - ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                      2002        2001
    Payroll and paid time off                  $   339,354 $   202,588
    Accrued interest                               207,947     131,119
    Other                                            7,314       2,680
                                                  --------    --------
                                               $   554,615 $   336,387
                                                  ========    ========

                                      F-18

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE I - NOTES TO STOCKHOLDERS

               Notes due to stockholders consist of the following:
                                                        2002          2001
10%  notes  to  stockholders, net of  financing
 costs  of $444,036 at March 31, 1996,  payable
 in full (including interest) on the earlier of
 June  30,  1996 or upon the Company  obtaining
 $3,000,000  of  debt or equity  financing.  At
 June 30, 1996, the notes were not paid and the
 interest  rate increased to 20%.  Because  the
 notes were in default, the notes provided  for
 the  stockholders  to  receive  an  additional
 5,208  shares of common stock for each $25,000
 note  payable  at  September  30,  1996,   not
 collateralized, past due.                          $  497,555  $    518,565

Noninterest-bearing  note  to  a   stockholder,
 payable  on  July  14, 1997.  Holder  received
 12,500  shares  of common stock  at  $.80  per
 share  at  time of issuance of the note.  Upon
 default,   issuances  of  common  stock   were
 stipulated  at specific dates if  the  balance
 remained  unpaid.  The Company  issued  31,250
 common  shares at $.80 per share in  July  and
 August 1997 and 15,625 common shares at  $2.80
 per  share in September 1997 for default,  not
 collateralized, past due.                              50,000        50,000

Noninterest-bearing  note  to  a   stockholder,
 payable  on  July  15, 1997.  Holder  received
 2,500 shares of common stock of the Company at
 time  of  issuance of the note. Upon  default,
 issuances  of common stock were stipulated  at
 specific dates if the balance remained unpaid.
 The Company issued 6,250 common shares at $.80
 per  share  in July and August 1997 and  3,125
 common  shares at $2.80 per share in September
 1997  for  default,  not collateralized,  past
 due.                                                   10,000        10,000




                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE I - NOTES TO STOCKHOLDERS - CONTINUED

                                                         2002         2001
Non  interest-bearing  note  to  a  stockholder,
 payable  on  July  23, 1997.   Holder  received
 2,500 shares of common stock of the Company  at
 time  of  issuance of the note.  Upon  default,
 issuances  of  common stock were stipulated  at
 specific dates if the balance remained  unpaid.
 The  Company issued 6,250 common shares at $.80
 per  share  in July and August 1997  and  3,125
 common  shares at $2.80 per share in  September
 1997 for default, not collateralized, past due.        10,000        10,000

12% note to stockholder, payable on January 6, 2001.
Holder has received 168,750 warrants at an exercise
price  of  $4.40 per share and will  receive  9,375
warrants  on  the  7th of each month  at  the  same
exercise price as long as the note remains  unpaid,
not collateralized, past due.                           75,000        75,000

12%  note to stockholder, payable on July 30,  2001.
Holder has received 135,000 warrants at an exercise
price  of  $4.40 per share and will receive  11,250
warrants at the same exercise price on the 30th  of
each month as long as the note remains unpaid,  not
collateralized, past due.
                                                        90,000        90,000

Convertible note to a stockholder, payable  on  July
29,  2001.  Holder received 2,273 shares of  common
stock of the Company at $4.40 per share at the time
of   issuance  of  the  note,  which  the   Company
recognized  as  prepaid interest (effective  annual
interest  rate of 20%).  Upon maturity, the  holder
converted the note to common stock at the  rate  of
$2.20  per  share or a total of 45,454 shares,  not
collateralized (1).                                          -       100,000


                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE I - NOTES TO STOCKHOLDERS - CONTINUED
                                                        2002         2001
Convertible  note  to  a stockholder,  payable  on
March 15, 2001.  Holder received 11,375 shares  of
common stock of the Company at $4.40 per share  at
the  time  of  issuance of  the  note,  which  the
Company  recognized as prepaid interest (effective
annual interest rate of 40%).  Upon maturity,  the
holder  elected not to convert the note to  common
stock at the rate of $2.20 per share or a total of
227,500  shares.   At the default  date  the  note
remained  unpaid  and based on the  terms  of  the
note,  an additional 11,375 shares of common stock
was  paid  to the holder at $4.40 per share.   The
stockholder  has  received  an  additional  11,375
shares  of  common stock at $4.40  per  share  and
27,300  shares of common stock at $5.50 per share.
For  each  90  day  period that the  note  remains
unpaid, an additional 9,100 shares of common stock
will  be  paid  to the holder, not collateralized,
past due. (1)                                           500,500      500,500
Convertible note to a stockholder, payable on July
22,  2001.  Holder received 4,545 shares of common
stock  of  the Company at $4.40 per share  at  the
time  of  issuance of the note, which the  Company
recognized  as prepaid interest (effective  annual
interest  rate of 40%).  Upon maturity,  the  note
was converted to common stock at the rate of $2.40
per  share  or  a  total  of  41,666  shares,  not
collateralized. (1)                                           -      100,000
Convertible note to a stockholder, payable on July
22,  2001.  Holder received 4,545 shares of common
stock  of  the Company at $4.40 per share  at  the
time  of  issuance of the note, which the  Company
recognized  as prepaid interest (effective  annual
interest  rate of 40%).  Upon maturity,  the  note
was converted to common stock at the rate of $2.40
per  share  or  a  total  of  41,666  shares,  not
collateralized. (1)                                           -      100,000
Convertible  note  to  a stockholder,  payable  on
April  1,  2002.   Upon notice of  repayment,  the
holder may convert the note to common stock at the
rate  of $5 per share or a total of 10,000 shares,
not collateralized. (1)                                  50,000            -
                                                      ---------    ---------
                                                   $  1,283,055  $ 1,554,065
                                                      =========    =========

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE I - NOTES TO STOCKHOLDERS - CONTINUED

     Beneficial conversion features

  The difference between the price to convert notes to common stock and the market price of the common stock, limited to the amount of debt, is considered a beneficial conversion feature and is recognized as additional interest expense. Interest from beneficial conversion features of notes that convert to common stock is recognized at the inception of the note and is amortized over the life of the note. Where conversion of the note to common stock is at the option of the holder, the interest from the beneficial conversion feature is recognized at the date of default, if the Company has not repaid the note in cash.

  (1) The Company has one note currently outstanding that is convertible into common stock based on the terms of the note. The note is convertible at $5 per share. The Company had three notes outstanding at March 31, 2001 of $100,000 each that were converted to common stock during 2002. The Company has a $500,500 convertible note payable that the holder elected not to convert into common stock, as explained above. Other notes to stockholders with convertible features are outlined below.

  Company transactions concerning convertible notes to stockholders are as follows:
             Number                                    Beneficial conversion
               of                                      feature recognized as
             shares                                      interest expense
               of
             common
              stock                                         Year ended
                                             Conve           March 31,
                                    Marke    rsion
            The note    Note was      t      price
               was       paid at    price     per
   Amount   converte    maturity     per     share
  of note     d to       in cash    share


                                                         2002        2001
    200,000   100,000 $         -  $  4.40  $  2.00  $         - $   200,000
    500,500         -           -     4.40     2.20            -     500,500
    100,000    45,454           -     4.40     2.20       67,415      32,584
    100,000    41,666           -     4.40     2.40       52,607      30,726
    100,000    41,666           -     4.40     2.40       54,748      28,585
    250,000         -     250,000     5.50     1.00      250,000           -
    250,000         -     250,000     5.50     1.00      250,000           -
    100,000   100,000           -     5.50     1.00      100,000           -
     50,000    27,500      22,500     5.50     1.00       50,000           -
     50,000         -      50,000     5.50     1.00       50,000           -
     19,250    19,250           -     5.50     2.75       19,250           -
     35,000         -      35,000     5.50     5.00        3,500           -
     11,000         -      11,000     5.50     5.00        1,100           -
     50,000         -         N/A     5.50     5.00        5,000           -
                                                      $   903,620 $   792,395

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE I - NOTES TO STOCKHOLDERS - CONTINUED

   Amounts from the beneficial conversion features of these notes have been recorded during 2002 and 2001 as additional noncash charges to interest expense, which is included in interest expense in the statements of operations.


NOTE J - LONG-TERM OBLIGATIONS

   Effective January 1999, the Company entered into a sale and leaseback agreement for 24 gift certificate kiosks, resulting in a deferred gain of $22,499 (which is to be amortized over the 36 month life of the lease) and an increase in long-term obligations of $242,699. Amortization of the deferred gain for 2002 was $5,000 ($7,500 for 2001).

   Included in property and equipment and other assets at March 31, 2001 was $233,699 of kiosks under capital leases with accumulated amortization of $105,615. The capital leases expired during 2002.


NOTE K - INCOME TAXES

   The (provision for) benefit from income taxes for the years ended March 31, 2002 and 2001, consisted of the following:

                                         2002     2001
       Current
       Federal                        $     -  $     -
       State                                -        -
       Deferred                             -        -

                                        -----    -----

        Total                         $     -  $     -

                                        =====    =====

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE K - INCOME TAXES - CONTINUED

   The reported (provision for) benefit from income taxes is different than the amount computed by applying the statutory Federal income tax rate of 34 percent to the loss before income taxes as follows:

                                                   2002            2001
Benefit at statutory rates                    $ (1,425,810)   $  (1,836,507)
Increase in valuation allowance                   1,578,264        2,001,063
State income tax benefit                          (137,895)        (177,583)
Credit for increasing research activities          (19,630)         (16,439)
Nondeductible items                                   5,071           29,466
                                               -----------       ----------
Total                                        $           -   $            -
                                               ===========       ==========

   In accordance with SFAS No. 109, the deferred tax assets and liabilities as of March 31, 2002 and 2001, are comprised of the estimated future tax benefit (provision) due to different financial reporting and income tax basis related to:

                                                       2002             2001
Deferred tax assets
Net operating loss carryforward               $    8,356,833  $     6,683,827
Research and development credit carryforwards
                                                     99,883           80,253
Asset reserves and accrued liabilities                53,394           39,291
Start-up expenditures                                      -          168,671
Depreciation                                          10,423            8,947
Impaired assets                                       38,720                -
Non-employee stock options                           120,629          120,629
                                                 -----------      -----------
Total deferred tax assets                          8,679,882        7,101,618
Valuation allowance                              (8,679,882)      (7,101,618)
                                                -----------      -----------
Net deferred tax asset                       $            -  $             -
                                                ===========      ===========

   The Company has concluded that since it is uncertain as to whether it will be able to recognize the benefit of its operating loss and research and development credit carryforwards, a full valuation allowance should be
   provided.    At   March  31,  2002,  the  Company  had  net  operating   loss
   carryforwards of approximately $22,404,000 and research and development credit carryforwards of $99,883. The net operating loss carryforwards and the research and development credits expire from 2010 to 2022.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE L - EQUITY

   Subscriptions receivable

   The Company has received promissory notes from three stockholders, which bear 10 percent interest and are collateralized by shares of common stock of the Company. Upon a public offering, the shares of stock may be sold and the proceeds could be used to repay the notes to the Company.

   Common Stock

   Year ended March 31, 2002

   Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split.

   On August 16, 2001, the Company authorized 1,400,000 shares of common stock to be sold in a private placement offering. The common stock was offered at $5.50 per share.

   During fiscal year 2002, the Company received $1,260,323 before offering costs of $62,340 for the sale of 276,285 shares of common stock.

   The Company issued 53,614 shares of common stock to stockholders for interest in the amount of $215,136 according to terms of notes payable. The note holders are also shareholders and accredited investors.

   The Company converted notes to stockholders of $496,750 to 295,788 shares of common stock according to the terms of the notes.

   The Company issued 6,274 shares of common stock valued at $30,729 for services.

   The  Company issued 16,915 shares of common stock for the purchase of  office
   equipment.   The  Company valued the assets at $50,532 based on  fair  market prices of similar assets.

   The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer.
                                      F-25

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE L - EQUITY - CONTINUED

   During 2002, as part of an incentive rights offering to shareholders only, the Company issued 55,636 shares of common stock at $2.75 per share totaling $152,999. An equivalent number of shares were redeemed from the president and chairman of the Company, Keith A. Guevara, the single largest stockholder for the same price per share in accordance with Supplement 1 of the August 16, 2001 private placement offering at $2.75 per share. However,
   Mr.  Guevara  did  not  receive any payment from the  Company.   In  lieu  of
   payment, the Company issued an unsecured note in the amount of $152,999 to pay the redemption amount at a time to be determined in the future by the Board of Directors when the Company is in a financial position to pay the redemption price without adversely affecting the Company. The Company did not pay commissions in connection with the sale of these securities.

   Year ended March 31, 2001

   From April 2001 through March 31, 2001, the Company received $3,218,250 net of issuance costs of $458,431 for the sale of 827,544 shares of common stock at $4.40 per share, which includes the exercise of 49,591 options at $0.32 per share.

   The Company issued 100,000 shares of common stock at $2 per share to a stockholder who converted a $200,000 note payable to stock according to terms of the note (Note I).

   The Company issued 11,375 shares of common stock at the fair market value price of $4.40 per share to a stockholder for interest according to terms of a note payable (Note I).

   During 2001, NBO signed a settlement agreement on an unsecured loan for consideration including $30,000 cash and 5,000 shares of common stock valued at $4.40 per share for a total of $22,000, of which $2,000 was considered interest expense. (Note G).

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE L - EQUITY - CONTINUED

   Preferred stock

   Each outstanding share of preferred stock is convertible at any time into shares of common stock at a rate of 4.6875 shares of common stock for each share of preferred stock. The shares shall be automatically converted into common stock, however, upon the initial closing of a public offering of the Company's common stock. The Company may, at its sole option, at any time, redeem all of the then outstanding shares of preferred stock at any time after August 21, 1997, upon 30 days notice, at a price of $2.20 per share, plus accrued and unissued stock dividends, if any. If the Company is successful in completing a public offering, the Company will register the shares of common stock the holders will receive upon the exercise of their conversion rights. The holders of shares of preferred stock are entitled to preferred stock dividends at the rate of 10 percent per share of preferred stock per annum, issuable on or before August 31st of each year, commencing August 31, 1997. In the event of any liquidation, dissolution or winding-up of the Company, the holders of shares of preferred stock are entitled to receive, prior and in preference to, any distribution of any of the assets or surplus funds of the Company to the holders of shares of common stock or any other stock of the Company ranking on liquidation junior or subordinate of the preferred stock, an amount equal to $1.00 per share, plus accrued and unissued stock dividends, if any. Holders of shares of preferred stock have no voting rights.

   The Company declared 10 percent stock dividends on the Company's preferred stock, which was paid to stockholders of record on August 31, 2002 and 2001. The dividend was charged to the accumulated deficit in the amounts of $126,198 and $91,823, respectively, which was based on the fair value of the Company's common stock converted at a rate of 4.6875 shares of common stock for each share of preferred stock.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE M - LOSS PER COMMON SHARE

                                                  Year ended March 31,
                                                   2002            2001
Net loss per common share - basic and
diluted
Net loss                                     $   (4,193,560) $   (5,401,492)
Dividends on preferred stock                       (126,198)        (91,823)
                                                ------------     -----------
Net loss available to common shareholders    $   (4,319,758) $   (5,493,315)
                                                ============     ===========
Common shares outstanding during the entire
period                                            15,608,511      14,623,643
Weighted average common shares issued
during the period                                    395,852         490,417
                                                ------------     -----------
Weighted average number of common shares
used in basic EPS                                 16,004,363      15,114,060
                                                ------------     -----------
Dilutive effect of stock options, warrants,
and convertible preferred stock                            -               -
                                                ------------     -----------
Weighted average number of common shares
and dilutive potential common stock used in
diluted EPS                                       16,004,363      15,114,060
                                                ============     ===========

   The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock included in Notes I, L and N have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the years ended March 31, 2002 and 2001.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE N - STOCK OPTIONS AND WARRANTS

     Common stock options

   During 1997, the Company adopted the 1997 Stock Option Plan (the "Plan"), which became effective on January 22, 1997. The Plan was amended during 1998 to increase the number of shares of common stock reserved for issuance to an aggregate of 4,687,500 shares.

   The term of each stock option shall not be more than 10 years (5 years in the case of stock options granted to holders of 10 percent or more of the voting power of the Company's stock). The exercise price of the options shall not be less than the fair market value per share of common stock on the date of grant (110 percent of the fair market value in the case of stock options granted to holders of 10 percent or more of the voting power of the Company's stock).

   The  Company  has  options  outstanding to acquire  4,080,415  and  4,426,351
   shares  of  common  stock as of March 31, 2002 and 2001,  respectively.   The
   options vest periodically through January 2006.

   As of March 31, 2002, the Company has 4,055,410 stock options outstanding to employees with a range of exercise prices from $.32 to $5.50. The options generally vest evenly over five years from the employee's beginning employment date regardless of the date of grant. Also at March 31, 2002, the Company has 25,005 stock options outstanding to a non-employee to purchase one share of common stock per option at $4.40 per share.

   The Company has adopted the disclosure provisions and accounting for non-employee stock compensation of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and Accounting Principles Board Opinion No. 25 for stock based compensation to employees. No compensation cost has been recognized under SFAS 123 for stock options issued to employees. Had compensation cost for the stock based compensation been determined consistent with SFAS 123 for options issued to employees, the Company's net loss would have been changed to the following pro forma amounts:

                                                     2002            2001
Net loss                    As reported      $  (4,193,560)  $  (5,401,492)
                             Pro forma           (4,493,619)     (5,548,137)
Loss per share               As reported              (0.27)          (0.36)
                             Pro forma                (0.28)          (0.37)

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

   The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; risk-free interest rate of 4.70 and 5.78 percent (for the years ended March 31, 2002 and 2001, respectively) for outstanding options; average expected life is equal to the actual life. Dividends were assumed not to be paid on common stock during the period of calculation. Volatility of 30 percent was estimated for the year ended March 31, 2002. Volatility was not a factor in 2001 as the Company's common stock was not public. The weighted-average fair value per option was $2.09 and $1.30 for the years ended March 31, 2002 and 2001, respectively. Option pricing models require the input of highly subjective assumptions. Management believes the best-input assumptions available were used to value the options and believes the resulting option values are reasonable.

   In December 1997, the Company entered into a nonqualified stock option agreement with Nicholas Group Enterprises, Inc. ("Consultant"). The Consultant had extensive experience in the ticketing industry, and provided assistance to the Company to expand its operations in that industry. The agreement provided the Consultant options to purchase a maximum of 312,500 shares of the Company's common stock at a price of $2 per share. The Company recognized compensation cost of $77,676 in 2001 under SFAS 123 for these stock options issued to nonemployees. The nonqualified stock option agreement was terminated on April 28, 2000. According to terms of the agreement, the options expired 90 days later as they were not exercised.

   Common stock warrants

   The Company has the following types of common stock warrants outstanding at March 31, 2002:

   Class A Warrants

   Beginning in November 1995 and concluding in March 1996, the Company offered for sale 66 Units at a price of $25,000 per Unit, in a private placement for bridge financing. Each Unit consisted of a $25,000 promissory note, 5,208 shares of the Company's common stock and Class A Warrants to purchase 5,208 shares of the Company's common stock at $2.40 per share.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

   Class A Warrants - continued

   Each Class A Warrant entitles the registered holder thereof to purchase one share of the Company's common stock at an exercise price of $2.40 per share during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company's common stock. Unless extended by the Company at its discretion, all Class A Warrants will expire at the end of the 24th month after the completion of an initial public offering. The Class A Warrants are callable by the Company at any time the common shares have been trading at a price equal to or above $2.40 for a period of 30 consecutive trading days on an established exchange. Holders of these warrants have no rights, privileges or liabilities as a stockholder of the Company prior to exercise. The Company has 1,010,672 of these warrants outstanding at March 31, 2002.

   Class B Warrants

   The Class B warrants were issued in connection with a private placement started in December of 1997. Each Class B Warrant entitles the registered holder thereof to purchase one share of the Company's common stock at an exercise price of $4.00 per share expiring four years from the completion date of the issuance, March 1999. The Class B Warrants are callable by the Company at any time the common shares have been trading at a price equal to or above $4.00 for a period of 30 consecutive trading days on an established exchange ending within 15 days of the date of redemption. Holders of these warrants have no rights, privileges or liabilities as a stockholder of the Company prior to exercise. The Company has 734,075 of these warrants outstanding at March 31, 2002.

   Other warrants

   In   April  1999,  the  Company  entered  into  an  agreement  with  Tradeway
   Securities Group, Inc. (Agent) in which the Agent acted as a selling agent for the Company for a private placement offering. In March 2001, the Company ended its relationship with the Agent. The Company issued an aggregate amount of 649,913 warrants to the Agent to purchase common stock at an exercise price of $2.64 per share, exercisable until February 2005. The Company recorded issuance costs of $237,821 in 2001 in connection with these warrants.

   Common stock warrants at $2.40 per share were issued to a referring attorney in connection with the same private placement offering. The Company has 95,277 of these warrants outstanding at March 31, 2002. The warrants are exercisable until April 2004.
                                      F-31

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

     Other warrants - continued
  Common stock warrants were issued to a stockholder and recorded as additional interest expense of $280,818 for the year ended March 31, 2002 ($44,054 for the year ended March 31, 2001) in connection with two outstanding notes payable. Each warrant entitles the holder to purchase one share of common stock at $4.40 per share. The Company has 303,750 of these warrants outstanding at March 31, 2002. 168,750 of the warrants are exercisable until July 2005, and 135,000 of the warrants are exercisable until July 2006 (Note
  I).
  Common stock warrants were issued to a company for settlement of a note payable. Each warrant entitles the holder to purchase one share of common stock at $2.40 per share. The Company has 39,063 of these warrants outstanding at March 31, 2002. The warrants are exercisable until April 2003 (Note G).
  Common stock warrants were issued to a referring agent who was a selling agent for the Company for a private placement offering. The Company issued 2,159 warrants to purchase common stock at an exercise price of $4.40 per share, exercisable during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company's common stock. The Company recorded issuance costs of $1,305 in 2002 in connection with these warrants.
  Changes in the Company's stock options and warrants are as follows:

                     Warrants                        Stock options
                                Weighted-                          Weighted-
          Number                 average                            average
        of shares    Exercise    exercise    Number     Exercise    exercise
                       price      price    of shares      price      price
Outstan
ding at
April                    2.40-
1, 2000  2,355,474  $     4.00 $      2.96  4,651,562  $ .32-2.80 $      1.06
                         2.64-                              2.40-
Granted    252,276        4.40        3.19    380,630        4.40        4.15
Exercis
ed               -           -           -   (49,591)         .32         .32
Cancele
d or
expired          -           -           -  (556,250)    .32-4.40        2.20
        ----------                          ---------
Outstan
ding at
March
31,                      2.40-
2001     2,607,750        4.40        2.99  4,426,351    .32-4.40        1.16
                                                            4.40-
Granted    227,159        4.40        4.40    174,064        5.50        4.87
Exercis                                                       .35
ed               -           -           -  (312,500)                     .35
Cancele
d or                                                        2.40-        2.83
expired          -           -           -  (207,500)        4.40
        ----------                         ----------
Outstan
ding at
March
31,                      2.40-
2002     2,834,909        4.40        3.09  4,080,415    .32-5.50        1.29
        ==========                          =========
Exercis
able at
March
31,                      2.40-
2002     1,822,078        4.40        3.48  3,773,915    .32-5.50        1.07
        ==========                         ==========
Exercis
able at
March
31,                      2.40-
2001     1,597,078        4.40        3.35  3,973,476    .32-2.80         .91
`       ==========                         ==========

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE N - STOCK OPTIONS AND WARRANTS - CONTINUED

   A summary of the status of the options outstanding at March 31, 2002 is presented below:

                         Outstanding                      Exercisable
                           Weighted-
                            average
                           remaining    Weighted-                 Weighted-
 Range of     Number      contractual    average      Number       average
 exercise    of shares       life        exercise    of shares     exercise
  prices    outstanding     (years)       price     exercisable     price
$.32            455,097          4.82     $    .32      455,097     $    .32
..80-0.88      2,921,875            .5          .88    2,918,750          .88
2.40-2.80       321,875          7.10         2.57      238,750         2.60
4.40            306,568          8.83         4.40      156,318         4.40
5.50             75,000          9.79         5.50        5,000         5.50
            -----------                             -----------
              4,080,415          2.30         1.29    3,773,915         1.07
            ===========                             ===========


   A summary of the status of the stock warrants outstanding at March 31, 2002 is presented below:

                         Outstanding                      Exercisable
                           Weighted-
                            average
                           remaining    Weighted-                 Weighted-
 Range of                 contractual    average                   average
 exercise     Number         life        exercise     Number       exercise
  prices    outstanding     (years)       price     exercisable     price
$2.40         1,049,735           n/a    $    2.40       39,063    $    2.40
2.64            745,190          2.78         2.64      745,190         2.64
4.00            734,075          1.00         4.00      734,075         4.00
4.40            305,909          3.72         4.40      303,750         4.40
            -----------                             -----------
              2,834,909                       3.09    1,822,078         3.48
            ===========                             ===========

                                      F-33

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE O - RELATED PARTY TRANSACTIONS

   In addition to matters disclosed in Notes I, L and N the Company entered into the following transactions with related parties.

   During May 1996, the Company entered into a promissory note with its president for $250,000 which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The note is not collateralized and remains outstanding as of March 31, 2002.

   During January 2002, the Company entered into a non-interest bearing demand note with its president for $40,000. During February 2002, the Company repaid $20,000 of the note.

   The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer.


NOTE P - COMMITMENTS AND CONTINGENCIES

   1.   Employment agreements

   The Company has entered into employment agreements with officers and key employees. The agreements provide for terms of one to three years and total monthly salaries of approximately $38,333 in 2002 and $121,000 in 2001. Total future salaries payable under these agreements for years ending March 31, are approximately as follows:

Year ending March 31,                               Amount
2003                                           $      460,000
2004                                                  210,333
Thereafter                                                  -
                                                  -----------
                                               $      670,333
                                                  ===========

   2.   Lease

   Effective March 2001, the Company entered into a five-year operating lease expiring February 2005, for the Company's headquarters at a monthly base rent which includes all taxes on the property. The rental expense under all operating leases was $304,141 for the year 2002 ($246,241 in 2001).

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE P - COMMITMENTS AND CONTINGENCIES - CONTINUED

     2.   Lease - continued

   Future minimum payments for all operating leases at March 31, 2002 are as follows:

Year ending March 31,                               Amount
2003                                           $      302,779
2004                                                  310,610
2005                                                  291,482
Thereafter                                                  -
                                                  -----------
                                               $      904,871
                                                  ===========

     3.   Gift certificate contracts

   The Company has entered into significant contracts as noted below. Under these contracts, NBO fulfills the customer's gift certificate program requirements which typically includes providing equipment that records the transaction and issues the gift certificate to the consumer; listing the merchant on the Company's Internet site enabling consumers to purchase gift certificates online that NBO fulfills; providing gift certificate stock; managing the flow of funds including escheatment considerations; and providing reporting to each customer.

   In  certain  cases, a customer contract may include only one or some  of  the components listed above such as Internet order fulfillment solely in the case of Darden Restaurant's, Inc. or placing Kiosks in each Smith's Supermarket with no countertop unit at the customer service desk. Irrespective of contracts that may not include all of the Company's distribution components, all contracts do require the Company to provide the stock, manage the funds and provide reporting as mentioned above.

   On August 10, 1998, the Company signed an exclusive five-year agreement with Urban Retail Properties, the third largest owner of mall properties in the country, to place kiosks in 14 of their mall properties to sell mall gift certificates. These kiosks were installed in October and November 1998 in order to be available for the holiday season. Initially, the Company received customer convenience fees ranging from 5 percent to 10 percent of the certificate amount. Beginning in the latter part of February 1999, it was agreed that customer convenience fees would no longer be charged.

                                NBO SYSTEMS, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

NOTE P - COMMITMENTS AND CONTINGENCIES - CONTINUED

   3.   Gift certificate contracts - continued

   On September 1, 1999, the Company renegotiated its contracts with Urban Retail Properties. The revised contracts extend terms three additional years. Eight additional contracts with malls were entered into under the same terms as other malls associated with Urban Retail Properties. The terms of the new contracts call for counter top units to be used at the customer service desks at most of the malls.

   In September 1999, the Company entered into contracts to sell gift certificates in malls owned by The Rouse Company ("Rouse"), of Columbia, Maryland, JP Realty, Inc. ("JP Realty"), of Salt Lake City, Utah, and American Mall of Memphis LLC ("American Mall"), of Memphis, Tennessee. The JP Realty and American Mall agreements are for terms of five years and three years, respectively. The Company entered into 38 additional contracts with Rouse during June, July and August of 2000 and February of 2001 with terms up to three years.

   In April 2000, the Company entered into a contract to sell gift cards of restaurants owned by Darden Restaurant's, Inc. from the restaurant websites. The restaurants include Olive Garden, Red Lobster, Bahama Breeze and Smokey Bones. For the year ended March 31, 2002, revenue from the sale of the gift cards sold was approximately $1,797,000.

   In March 2001, the Company entered into a three-year agreement with WildCard Systems, Inc. to provide services relating to stored value gift cards.

   The Company entered into various other agreements with malls, outlet companies, and shopping centers during 2002 and 2001 with terms from three to five years.

     4.   Litigation

   The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

NOTE Q - MAJOR SOURCES OF REVENUE

   Fee income from the largest customer of the Company for the year ended March 31, 2002, accounted for approximately 37 percent of the Company's total revenue. Loss of this key customer could result in significant decreases in Company revenues and income.