Form 10QSB
period 2002-06-30
NBO SYSTEMS  INC
filed 2002-08-20
CIK 1145731

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002     Commission file number 0-33037


                              NBO SYSTEMS, INC.




Maryland                                                           87-0527348
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No)


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


                           Yes   X      No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of August 19, 2002, the number of shares outstanding of the registrant's only class of common stock was 16,576,714.

Transitional Small Business Disclosure Format (check one):   Yes ________ No
X

                              TABLE OF CONTENTS



                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

Balance Sheets as of June 30, 2002 (unaudited) and                          3
March 31, 2002

Statements of Operations for the Three Months ended                         5
June 30, 2002 and 2001 (unaudited)

Statement of Stockholders' Deficit for the Three Months                     6
ended June 30, 2002 (unaudited)

Statements of Cash Flows for the Three Months ended                         7
June 30, 2002 and 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements                        9
(unaudited)

Item 2  Management's Discussion and Analysis of Financial Condition and    13
Results of Operations

PART II - OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds                          18

Signatures                                                                 19


                       PART I.   FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NBO Systems, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  June 30,      March 31,
                                                    2002           2002
                                                 (unaudited)
CURRENT ASSETS
     Cash                                        $    175,886  $     456,295
     Restricted cash                               14,066,179     12,802,496
     Accounts receivable, net of allowance for
uncollectible accounts
          Of $3,824 at June 30, 2002 and
$5,014 at March 31, 2002                              292,076        273,903
     Employee advances                                  6,092       -
     Inventory                                         16,153         17,534
     Prepaid expenses                                  12,134          6,309
                                                -------------  -------------
          Total current assets                     14,568,520     13,556,537

PROPERTY AND EQUIPMENT, NET                         1,138,280      1,413,937

OTHER ASSETS
     Trademarks, net                                    8,899          9,107
     Other assets and deposits                        551,885        376,791
                                                -------------  -------------
                                                      560,784        385,898
                                                -------------  -------------
                                                 $ 16,267,584   $ 15,356,372
                                                =============  =============

                                 (continued)

 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

              CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  June 30,      March 31,
                                                    2002           2002
                                                 (unaudited)
CURRENT LIABILITIES
     Checks written in excess of cash in bank   $           -  $     811,785
     Gift certificates payable                     15,094,028     12,802,496
     Accounts payable                                 923,407        792,516
     Accrued liabilities                              567,737        554,615
     Notes to stockholders                          1,078,252      1,283,055
     Notes to officer                                 273,625        273,625
                                                -------------  -------------
          Total current liabilities                17,937,049     16,518,092

LONG-TERM LIABILITIES                                       -              -
                                                -------------  -------------
          Total liabilities                        17,937,049     16,518,092

COMMITMENTS AND CONTINGENCIES                               -              -

STOCKHOLDERS' DEFICIT
     Capital stock
          Convertible redeemable preferred
stock, par value $1.00;
            authorized 1,000,000 shares;
issued and outstanding 53,847
            shares; redemption value $2.20 per
share                                                  53,847         53,847
          Common stock, par value $0.0005;
authorized 20,000,000
             shares; 16,576,714 and 16,569,887
shares issued and
             Outstanding at June 30, 2002 and
March 31, 2002                                          8,288          8,285
     Subscriptions receivable                        (17,900)       (17,900)
     Additional paid-in capital                    22,459,058     22,374,130
     Accumulated deficit                         (24,172,758)   (23,580,082)
                                                -------------  -------------
          Total stockholders' deficit             (1,669,465)    (1,161,720)
                                                -------------  -------------
                                                 $ 16,267,584   $ 15,356,372
                                                =============  =============

 The accompanying notes are an integral part of these financial statements.


                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   Three months ended
                                                        June 30,
                                                 2002             2001
Revenues
     Sale of third party gift certificates  $      478,394    $      351,862
     Abandoned gift certificates                   522,119                 -
     Fees earned from customers                     19,301             1,648
     Merchant fees earned from retailers           217,446           135,462
     Equipment and software income                       -             7,350
     Interest on restricted cash                    14,228            65,390
     Lease revenue                                   7,750                 -
                                            --------------    --------------
          Total revenues                         1,259,238           561,712
                                            --------------    --------------

Cost of revenues
     Third party gift certificates                 428,281           305,063
     Merchant fees and charges                     188,966           123,753
     Gift card and gift certificate stock            9,867             5,580
     Postage and handling                           18,389            22,373
     Rebates                                         8,246             6,327
     Other                                           2,926             6,381
                                            --------------    --------------
          Total cost of revenues                   656,675           469,477
                                            --------------    --------------

          Gross profit                             602,563            92,235

Operating expenses
     Personnel                                     686,379           770,115
     Legal and accounting                           76,487            50,502
     Rent                                           81,523            77,632
     Office                                         96,742           106,616
     Depreciation and amortization                  82,864            86,822
     Other                                          46,781            56,019
                                            --------------    --------------
          Total operating expenses               1,070,776         1,147,706
                                            --------------    --------------

          Operating loss                         (468,213)       (1,055,471)
                                            --------------    --------------

Other income (expense)
     Interest expense                            (122,106)         (269,881)
     Interest income                                 1,230             5,306
     Loss on disposal of assets, and
property and equipment                             (3,587)             (923)
                                            --------------    --------------
          Total other expense, net               (124,463)         (265,498)
                                            --------------    --------------

          NET LOSS                          $    (592,676)    $  (1,320,969)
                                            ==============    ==============

Net loss per common share - basic and
diluted                                     $       (0.04)    $       (0.08)
                                            ==============    ==============
Weighted-average number of ommon
     shares outstanding - basic and
diluted                                         16,571,087        15,686,347
                                            ==============    ==============

 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFECIT

                                 (UNAUDITED)

                  For the three months ended  June 30, 2002

                               Preferred Stock          Common Stock
                              Number    Amount      Number        Amount
                                of                 of shares
                              shares
Balance at April 1, 2002       53,847   $ 53,847   16,569,887     $   8,285

Common stock issued as
payment of interest                 -          -        6,827             3

Common stock warrants
issued for interest                 -          -            -             -

Net loss                            -          -            -             -

Balance at June 30, 2002       53,847   $ 53,847   16,576,714     $   8,288

  The accompanying notes are an integral part of this financial statement.

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFECIT

                                 (UNAUDITED)

                  For the three months ended  June 30, 2002
                                 (CONTINUED)

                   Subscriptions  Additional    Accumulated        Total
                    Receivable     paid-in        deficit
                                   capital
Balance at April
1, 2002             $   (17,900) $ 22,374,130  $ (23,580,082)  $ (1,161,720)

Common stock
issued as payment
of interest                    -       37,545               -         37,548

Common stock
warrants issued
for interest                   -       47,383               -         47,383

Net loss                       -            -       (592,676)      (592,676)

Balance at June
30, 2002            $   (17,900) $ 22,459,058  $ (24,172,758)  $ (1,669,465)

  The accompanying notes are an integral part of this financial statement.

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                  Three months ended
                                                       June 30,
                                                2002              2001
Increase (decrease) in cash and cash
equivalents
 Cash flows from operating activities
  Net loss                                  $   (592,676)    $   (1,320,969)
  Adjustments to reconcile net loss to net
cash used in
operating activities
   Depreciation and amortization                   82,864             86,822
   Loss on disposal of other assets and             3,587                923
property and equipment
   Bad debt expense                                     -              6,558
   Common stock options and warrants
issued for services
and compensation                                        -              9,573
   Common stock warrants issued for
interest                                           47,383             21,053
   Interest expense recognized on
beneficial conversion features
on notes payable                                        -            131,076
   Common stock issued for services                     -             50,050
Common stock issued as payment of interest         37,548                  -
   Amortization of prepaid interest on
loans                                                   -             24,998
   Changes in assets and liabilities
    Accounts receivable                          (18,173)           (11,257)
    Employee advances                             (6,092)              1,205
    Inventory                                       1,381           (14,697)
    Prepaid expenses and other assets              46,420             56,220
    Accounts payable                              130,891           (69,839)
    Accrued liabilities                            13,122             29,847
                                            -------------    ---------------

     Total adjustments                            338,931            322,532
                                            -------------    ---------------

     Net cash used in operating activities      (253,745)          (998,437)
                                            -------------    ---------------

                                 (continued)

 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                 (UNAUDITED)

                                                  Three months ended
                                                       June 30,
                                                2002              2001
Cash flows used in investing activities
  Purchase of property and equipment             (37,925)           (31,477)
                                            -------------    ---------------

  Net cash used in investing activities          (37,925)           (31,477)
                                            -------------    ---------------

Cash flows from financing activities
  Increase (decrease) in checks written in      (811,785)            282,825
excess of cash in bank
  Advance on restricted cash                    1,027,849                  -
  Principal payments on long-term                       -           (23,677)
obligations
  Proceeds from sale of common stock                    -            766,090
  Principal payments on notes to                (204,803)            (3,190)
stockholders
                                            -------------    ---------------

   Net cash used in financing activities           11,261          1,022,048
                                            -------------    ---------------

   Net decrease in cash                         (280,409)            (7,866)

Cash at beginning of period                       456,295              7,866

Cash at end of period                       $     175,886   $              -
                                            =============   ================

Supplemental disclosures of cash flow
information
 Cash paid during the period for interest   $      32,907   $         37,275

Noncash investing and financing activities
 Beneficial conversion feature of           $           -    $       131,076
convertible debt
 Common stock issued for interest expense          37,548             50,050
 Common stock warrants issued for interest
expense                                            47,383             21,053
 Common stock options and warrants issued
for services                                            -              9,573

 The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of NBO Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2002, its consolidated results of operations and cash flows for the three months ended June 30, 2002 and 2001. The results of operations for the three months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending March 31, 2003.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $592,676 for the three month period ended June 30, 2002, and net losses since inception (June 23, 1994) of $24,172,758 as of June 30, 2002. The Company's current liabilities exceed its current assets by $3,368,529 as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the revenue sources available to the Company as a result of the new multi-year exclusive agreements entered into are expected to be significant, management intends to pursue additional debt or equity financing until revenue sources are sufficient to meet the Company's on-going operational expenses.


NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates to customers. These funds are maintained at several financial institutions in depository accounts and associated sweep accounts held by NBO. In the case of merchant retailers, including Urban Retail Properties, The Rouse Company and JP Realty, these accounts are held jointly by NBO and the merchants. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $6,307,000 at June 30, 2002 and approximately $10,981,000 at March 31, 2002.

Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates and may not be transferred into operating accounts until such time that the unredeemed gift certificates are considered breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates.

Amounts considered to be unredeemed gift certificates ("breakage") by expiration or legal statute of limitation are recorded as revenue, and that dollar amount is removed from gift certificates payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates ("estimated breakage") based on Company historical breakage data are not recorded as revenue until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as revenue. At such time, gift certificates payable is reduced by a corresponding amount.

NOTE D - INVENTORY

Inventory  consists  of  only gift certificates purchased  from  third  party
retailers.   Gift certificates are recorded at cost (specific  identification method).

NOTE E - EQUITY

During the three month period ended June 30, 2002 the Company issued 6,827 shares of common stock to stockholders for interest in the amount of $37,548 according to terms of a note payable. The note holders are also shareholders and are accredited investors. These transactions were completed in accordance with Rule 506.

During the three month period ended June 30, 2002 the Company issued 58,750 common stock warrants to a stockholder and recorded additional interest expense of $47,383 in connection with two outstanding notes payable. Of the 58,750 warrants issued, 28,125 have an exercise price of $4.40 and expire July 6, 2005. The remaining 30,625 warrants issued have an exercise price of $4.40 and expire July 30, 2006. The note holder is also a shareholder and accredited investor. These transactions were completed in accordance with Rule 506.

NOTE F - LOSS PER COMMON SHARE

                                                     Three months ended
                                                          June 30,
                                                    2002           2001
    Net loss per common share -
    basic and diluted
    Net loss available to common shareholders      (592,676)    (1,320,969)
                                               $             $
                                                 ===========    ===========
    Common shares outstanding during the
    entire period                                 16,569,887     15,608,511
    Weighted average common shares issued
    during the period                                  1,200         77,836

                                                  ----------    -----------
    Weighted average number of common shares
    used in basic EPS

                                                  16,571,087     15,686,347

    Dilutive effect of stock options,
    warrants, and convertible preferred stock
                                                           -              -

                                                  ----------    -----------
    Weighted average number of common shares
    and dilutive potential common stock used                              `
    in diluted EPS
                                                  16,571,087     15,686,347

                                                 ===========    ===========

      Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split.

      All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three month periods ended June 30, 2002 and 2001.

For the three month period ended June 30, 2002, the Company had 7,379,664 potentially dilutive shares of common stock not included in the computation of diluted loss per share (7,661,385 potentially dilutive shares for the three month period ended June 30, 2001).

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

NOTE H - SUBSEQUENT EVENT

      On July 2, 2002 the Company entered into a 90-day agreement to evaluate and collect data relating to the implementation, operation and acceptance of a gift card program in two of CBL and Associates Properties, Inc. ("CBL") mall properties. CBL currently owns and operates 53 mall properties with gift certificate sales of approximately $43 million annually. Their corporate headquarters are located in Chattanooga, Tennessee. The two test properties are St. Clair Square located in Fairview Heights, Illinois and Walnut Square located in Dalton, Georgia which represent combined annual gift certificate sales of approximately $2 million. Upon completion of this 90-day pilot test, it is the intent of the Company and CBL to continue the gift card program, providing all test issues are completely satisfactory to both parties, and in that case, all terms and conditions are to be mutually agreed upon in a new agreement. Both parties have agreed to use best efforts to achieve a September 1, 2002 installation date. The potential additional annual revenue to the Company for the two properties is approximately $250,000. The Company anticipates implementing additional CBL properties prior to the end of the fiscal year upon successful completion of this pilot test.

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three months ended June 30, 2002, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at June 30, 2002 as compared to March 31, 2002, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I,
Item 1 of this report. Company risk factors are incorporated by reference to the Form 10-KSB for the fiscal year ended March 31, 2002.

Overview

The Company's primary business is to provide comprehensive gift certificate and gift card programs to shopping mall managers and non-mall retailers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores and administers the entire program including accounting, banking, and complying with escheatment regulations. The shopping mall program was initiated in October of 1998 and currently includes malls managed by Urban Retail Properties, Inc, The Rouse Company, JP Realty, Inc., Simon Properties, General Growth Properties, Westfield America Trust, Bayer Properties, Inc., Prime Retail, Inc., Konover Property, as well as independently operated properties. In addition, the Company provides all Call Center and Internet Fulfillment of gift certificates for Darden Restaurants, Inc. (Darden), a subsidiary of General Mills Restaurant, Inc., (GMRI), the largest casual dining restaurant company in the world. Darden concepts include over 1,100 Red Lobster, Olive Garden, Bahama Breeze, and Smokey Bones restaurants in North America. The Company is in the process of soliciting, negotiating, and finalizing additional relationships with other national retail chains and retail outlets that typically have store locations in malls and shopping districts across the United States.

Results of Operations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. (see Note B to the condensed consolidated financial statements).

Sale of Gift Certificates

The following is included because the Company derives the majority of its revenues from the sale of gift certificates. The following figures are included for informational purposes only and are not included in the Company's condensed consolidated statements of operations.

The Company experienced a 25.5% increase, or $2,121,828 in the face amount of gift certificates sold in the three months ended June 30, 2002 to $10,449,301 from $8,327,473 at June 30, 2001.

Revenues

The Company experienced an increase in total revenues of 124.2% or $697,526 to $1,259,238 from $561,712 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. The increase is due primarily to an increase in the sale of third party gift certificates, the recognition as revenue of unredeemed gift certificates, and an increase in merchant fees earned from retailers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden, and providing Call Center and Internet fulfillment on those gift certificate/card orders. The sale of third party gift certificates increased 36.0% or $126,532 from $351,862 to $478,394 in the three months ended June 30, 2002, compared to the three months ended June 30, 2001 respectively.

The Company recognized as revenue $522,119 in unredeemed gift certificates in the three months ended June 30, 2002. The Company did not recognize revenue of this type in the three month period ended June 30, 2001 as the Company was still collecting historical redemption and breakage data in order to provide accurate and reliable estimates regarding unredeemed gift certificates. The Company began recognizing revenue from unredeemed gift certificates for the first time in the fourth quarter of the fiscal year ended March 31, 2002.

The Company experienced an increase in merchant fees earned from retailers of 60.5% or $81,984 to $217,446 from $135,462 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. This increase is due primarily to the Company billing retailers for the cost of services previously absorbed by the Company.

Cost of Revenues

The Company experienced an increase in the total cost of revenues of 39.9% or $187,198 to $656,675 from $469,477 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. This increase is due primarily to the increase in sales of third party certificates, and an increase in merchant fees and charges related to the sale of mall gift certificates as described below. The $656,675 total cost of revenues represents 52.1% of total revenues in the three months ended June 30, 2002 compared to the $469,477 and 83.6% in the three months ended June 30, 2001.

The Company experienced an increase in the cost of third party certificates of 40.4% or $123,218 to $428,281 from $305,063 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates.

The Company experienced an increase in merchant fees and charges incurred of 52.7% or $65,213 to $188,966 from $123,753 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. This increase is due primarily to the associated costs incurred as a result of the increase in gift certificate sales.

The Company experienced an increase in gross profit of 553.4% or $510,338 to $602,563 from $92,235 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. This increase is attributable mainly to the recognition as revenue of unredeemed gift certificates.

New Business Developments

During April 2002, the Company and Smith's Food and Drug Stores agreed to remove the gift certificate kiosks located in the 37 outlets throughout the Salt Lake valley. The Company will continue to provide Internet and Corporate fulfillment for the approximate 282 retailers and approximate 500 retail locations currently under contract with the Company. The financial
impact of the kiosk removal is not material.   The Company intends to re-
deploy these kiosks in existing malls under contract, or with new mall relationships. The revenue generated from leasing these kiosks to existing or new mall relationships is not material.

During April, 2002, Hickory Ridge Mall in Memphis, Tennessee, an Urban property, entered into receivership and discontinued their gift certificate program with the Company. The face amount of gift certificate sales for the fiscal year ended March 31, 2002 was approximately $388,800 and the lost annual revenue to the Company is estimated at approximately $15,600 from this mall property.

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

On June 5, 2002 a shareholder meeting was conducted by JP Realty ("JPR") to consider and vote upon a proposal to approve the merger of JP Realty, Inc. with and into GGP Acquisition, L.L.C., a Delaware limited liability company and an indirect subsidiary of General Growth Properties, Inc., substantially on the terms set forth in the Agreement and Plan of Merger, dated as of March 3, 2002, among General Growth Properties, Inc., GGP Limited Partnership, GGP Acquisition, L.L.C., GGP Acquisition II, L.L.C., JP Realty, Inc., and Price Development Company, Limited Partnership. The Company has been informed by GGP that existing gift certificate programs at JPR properties will remain in place through the end of the contract term in September 2004. The transaction actually closed on July 10, 2002 with no affect on Company operations.

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

Operating Expenses

The Company experienced a decrease in total operating expenses of 6.7% or $76,930 to $1,070,776 from $1,147,706 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. The decrease is attributable mainly to a decrease in personnel expense.

Personnel

The total number of employees decreased from 59 to 40, with the number of full time salaried employees decreasing from 48 to 38, the number of part-time hourly employees decreasing from 4 to 2, and the number of temporary employees decreasing from 7 to 0. These decreases were a combination of a 10% reduction in staff, normal attrition, and productivity gains achieved through automation. Personnel costs decreased 10.9% or $83,736 to $686,379 from $770,115 in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively.

The Company's operating expenses exceeded gross profit in the three month period ending June 30, 2002. The Company experienced a decrease in operating losses of 55.6% or $587,258 to ($468,213) from ($1,055,471) in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively.

Other Income (Expense)

The Company experienced a decrease in total other expenses of 53.1% or $141,035 to ($124,463) from ($265,498) in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. The decrease is primarily from a decrease in interest expense associated with notes to stockholders that were retired.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of June 30, 2002 was ($24,172,758).

The Company's net losses decreased by 55.1% or $728,293 to ($592,676) from ($1,320,969) in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 respectively. The Company's current liabilities exceed its current assets by $3,368,529 as of June 30, 2002.

The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. (see Note B to the condensed consolidated financial statements). The Company will continue to attempt to raise capital through private equity offerings until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition.

Liquidity and Financing Arrangements

During the three month period ended June 30, 2002, the Company issued 6,827 shares of common stock to a stockholder for interest in the amount of $37,548 according to terms of a note payable. These shares were issued in a private placement to an accredited investor under Rule 506. No commissions were paid on the issuance of these shares.

During the three month period ended June 30, 2002, the Company issued 58,750 common stock warrants to a stockholder for interest in the amount of $47,383 according to terms of a note payable. These shares were issued in a private placement to an accredited investor under Rule 506. No commissions were paid on the issuance of these shares.

During the three month period ended June 30, 2002, the Company made principal payments on notes to stockholders totaling $204,803. Notes to stockholders represents 5.7% of current liabilities at June 30, 2002 compared to 7.8% of current liabilities at March 31, 2002.

The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash will be needed to reduce the Company's debt and losses until such time as the Company becomes profitable. In conjunction with efforts to improve results of operations, the Company is actively seeking infusions of capital from investors. Due to cash flow constraints, the Company will rely on equity financing to meet anticipated capital needs.

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

Subsequent Event

On July 2, 2002 the Company entered into a 90-day agreement to evaluate and collect data relating to the implementation, operation and acceptance of a gift card program in two of CBL and Associates Properties, Inc. ("CBL") mall properties. CBL currently owns and operates 53 mall properties with gift certificate sales of approximately $43 million annually. Their corporate
headquarters are located in Chattanooga, Tennessee.   The two test properties
are St. Clair Square located in Fairview Heights, Illinois and Walnut Square located in Dalton, Georgia which represent combined annual gift certificate sales of approximately $2 million. Upon completion of this 90-day pilot test, it is the intent of the Company and CBL to continue the gift card program, providing all test issues are completely satisfactory to both parties, and in that case, all terms and conditions are to be mutually agreed upon in a new agreement. Both parties have agreed to use best efforts to achieve a September 1, 2002 installation date. The potential additional annual revenue to the Company for the two properties is approximately $250,000. The Company anticipates implementing additional CBL properties prior to the end of the fiscal year upon successful completion of this pilot test.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds.

During the three month period ended June 30, 2002, the Company issued 6,827 shares of common stock to a stockholder for interest in the amount of $37,548 according to terms of a note payable. These shares were issued in a private placement to an accredited investor under Rule 506. No commissions were paid on the issuance of these shares.

During the three month period ended June 30, 2002, the Company issued 58,750 common stock warrants to a stockholder for interest in the amount of $47,383 according to terms of a note payable. These shares were issued in a private placement to an accredited investor under Rule 506. No commissions were paid on the issuance of these shares.

Item 3.   Defaults Upon Senior Securities
     None.

Item 4.   Submission of Matters to a Vote of Securities Holders
     None.

Item 5.   Other Information
     None.

Item 6.      Exhibits and Reports on Form 8-K
     None.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO SYSTEMS, INC.

By   /s/
     Keith A. Guevara                             August 19, 2002
     Chairman/President/CEO


     /s/
     Kent Jasperson                               August 19, 2002
     Chief Accounting Officer


     /s/
     Christopher Foley                            August 19, 2002
     Chief Financial Officer