Form 10QSB
period 2002-09-30
NBO SYSTEMS  INC
filed 2002-11-14
CIK 1145731

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2002   Commission file number 0-33037


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


As of November 5, 2002, the number of shares outstanding of the registrant's only class of common stock was 16,582,405.

Transitional Small Business Disclosure Format (check one):   Yes ____ NoX

                              TABLE OF CONTENTS



                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of                       3
          September 30, 2002 (unaudited) and March 31, 2002

          Condensed Consolidated Statements of Operations for the           5
          Three Months and Six Months ended September 30, 2002 (unaudited) and 2001 (unaudited)

          Condensed Consolidated Statement of Stockholders' Deficit for     6
          the Six Months ended September 30, 2002 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the Six       7
          Months ended September 30, 2002 (unaudited) and 2001 (unaudited)

          Notes to Condensed Consolidated Financial Statements              9
          (unaudited)

Item 2Management's Discussion and Analysis of Financial Condition and     15
      Results of Operations

Item 3Controls and Procedures                                             23

PART II - OTHER INFORMATION

Item 1Legal Proceedings                                                   23

Item 2Changes in Securities and Use of Proceeds                           23

Item 3Defaults Upon Senior Securities                                     24

Item 4Submission of Matters to a Vote of Security Holders                 24

Item 5Other Information                                                   24

Item 6Exhibits and Reports on Form 8-K                                    24

Signatures
      26

Certifications                                                             27

                       PART I.   FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NBO Systems, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  September    March 31,
                                                     30,
                                                     2002         2002
                                                 (unaudited)
CURRENT ASSETS
     Cash                                         $    28,886  $   456,295
     Restricted cash                                7,314,741   12,802,496
     Accounts receivable, net of allowance for
uncollectible accounts
          of $4,269 at September 30, 2002 and         143,902      164,828
$5,014 at March 31, 2002
     Employee advances                                  6,094      -
     Inventory                                         57,700       17,534
     Prepaid expenses                                  23,537        6,309
                                                  ----------- ------------
          Total current assets                      7,574,860   13,447,462

PROPERTY AND EQUIPMENT, NET                         1,064,486    1,413,937

OTHER ASSETS
     Trademarks, net                                    8,691        9,107
     Other assets and deposits                        774,659      485,866
                                                  ----------- ------------
                                                      783,350      494,973
                                                  ----------- ------------
                                                  $ 9,422,696 $ 15,356,372
                                                  =========== ============

                                 (continued)

 The accompanying notes are an integral part of these financial statements.


                              NBO Systems, Inc.

              CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                    LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                   September     March 31,
                                                      30,
                                                      2002          2002
                                                  (unaudited)
 CURRENT LIABILITIES
      Checks written in excess of cash in bank    $          -  $    811,785
      Gift certificates payable                      9,105,529    12,802,496
      Accounts payable                                 955,785       792,516
      Accrued liabilities                              661,518       554,615
      Notes to stockholders                            955,752     1,283,055
      Notes to officer                                 273,625       273,625
                                                   -----------  ------------
           Total current liabilities                11,952,209    16,518,092

 LONG-TERM LIABILITIES                                       -             -
                                                   -----------  ------------
           Total liabilities                        11,952,209    16,518,092

 COMMITMENTS AND CONTINGENCIES                               -             -

 STOCKHOLDERS' DEFICIT
      Capital stock
           Convertible redeemable preferred
 stock, par value $1.00;
              authorized 1,000,000 shares;
 59,231 and 53,847 shares issued and outstanding
 at September 30, 2002 and March 31, 2002;
 redemption value $2.20 per share                       59,231        53,847
           Common stock, par value $0.0005;
 authorized 20,000,000 shares; 16,582,405 and
 16,569,887 shares issued and outstanding at
 September 30, 2002 and March 31, 2002                   8,291         8,285


      Subscriptions receivable                        (17,900)      (17,900)
      Additional paid-in capital                    22,660,999    22,374,130
      Accumulated deficit                         (25,240,134)  (23,580,082)
                                                   -----------  ------------
           Total stockholders' deficit             (2,529,513)   (1,161,720)
                                                   -----------  ------------
                                                  $  9,422,696  $ 15,356,372
                                                  ============  ============

 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                           Three months ended         Six months ended
                             September 30,             September 30,
                           2002         2001         2002          2001
Revenues
  Sale of third party
gift certificates/cards $  394,105   $   391,812   $   872,499 $    743,674
  Abandoned gift
certificates               150,304             -       672,423            -
  Merchant fees earned
from retailers             180,711        74,372       357,340      178,989
  Fees earned from
customers                   54,624        21,566       114,791       54,058
  Equipment and
software income              4,448        12,485         4,448       19,835
  Interest on
restricted cash             10,865        58,480        25,092      123,870
  Lease revenue             16,211             -        23,961            -
                         ---------   -----------   -----------  -----------
     Total revenues        811,268       558,715     2,070,554    1,120,426
                         ---------   -----------   -----------  -----------

Cost of revenues
  Third party gift
certificates               346,626       325,383       774,907      630,445
  Merchant fees and
charges                    185,520       114,358       374,514      238,111
  Gift card and gift
certificate stock           15,604         9,309        25,470       14,888
  Postage and handling       7,219        14,768        25,629       37,141
  Rebates                    5,416         7,831        13,663       14,158
  Other                     30,340         4,179        33,265       10,561
                         ---------   -----------   -----------  -----------
     Total cost of
revenues                   590,725       475,828     1,247,448      945,304
                         ---------   -----------   -----------  -----------

  Gross profit             220,543        82,887       823,106      175,122

Operating expenses
  Personnel                667,058       713,986     1,353,438    1,484,101
  Legal and accounting      62,486        64,128       138,973      114,630
  Rent                      81,643        76,781       163,166      154,413
  Office                    93,833       101,632       190,574      208,248
  Depreciation and
amortization                78,577        87,146       161,442      173,968
  Other                     54,994        39,100       101,775       95,119
                         ---------   -----------   -----------  -----------
     Total operating
expenses                 1,038,591     1,082,773     2,109,368    2,230,479
                         ---------   -----------   -----------  -----------

  Operating loss         (818,048)     (999,886)   (1,286,262)  (2,055,357)
                         ---------   -----------   -----------  -----------

Other income (expense)
  Interest expense       (104,587)     (430,227)     (226,693)    (700,108)
  Interest income            1,320           669         2,550        5,975
  Loss on disposal of
assets, and property
and equipment              (7,362)       (2,845)      (10,949)      (3,768)
  Other income
(expense), net                 112           110           111          110
                         ---------   -----------   -----------  -----------
      Total other        (110,517)     (432,293)     (234,981)    (697,791)
expense, net
                         ---------   -----------   -----------  -----------

     NET LOSS           $(928,565)  $(1,432,179)  $(1,521,243) $(2,753,148)
                        ==========  ============  ============ ============

Net loss per common
share - basic and
diluted                 $   (0.06)  $     (0.10)  $     (0.10) $     (0.18)
                        ==========  ============  ============ ============
Weighted-average number
of common shares
outstanding - basic and
diluted                 16,838,616    15,927,057    16,578,689   15,817,111
                        ==========  ============  ============ ============

 The accompanying notes are an integral part of these financial statements.
                                      5

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFECIT

                                 (UNAUDITED)

                 For the six months ended September 30, 2002

                              Preferred Stock          Common Stock
                            Number
                              of                    Number
                            shares      Amount    of shares       Amount
Balance at April 1, 2002     53,847    $  53,847   16,569,887    $   8,285
Preferred stock dividends     5,384        5,384            -            -

Common stock issued as
     Payment of interest          -            -       12,518            6

Common stock warrants
issued for interest               -            -            -            -

Net loss                          -            -            -            -
                             ------    ---------   ----------    ---------

Balance at September 30,
2002                         59,231    $  59,231   16,582,405    $   8,291
                             ======    =========   ==========    =========

  The accompanying notes are an integral part of this financial statement.



                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFECIT

                                 (UNAUDITED)
                                 (continued)
                 For the six months ended September 30, 2002

                 Subscriptions   Additional    Accumulated        Total
                  Receivable      paid-in        deficit
                                  capital
Balance at April
1, 2002           $   (17,900)  $ 22,374,130   $ (23,580,082) $ (1,161,720)
Preferred stock
dividends                    -       133,425        (138,809)             -

Common stock
issued as
  Payment of
interest                     -        68,842                -        68,848

Common stock
warrants issued
for interest                 -        84,602                -        84,602

Net loss                     -             -      (1,521,243)   (1,521,243)
                  ------------   -----------   -------------- -------------

Balance at
September 30,
2002              $   (17,900)  $ 22,660,999   $ (25,240,134) $ (2,529,513)
                  ============   ===========   ============== =============


  The accompanying notes are an integral part of this financial statement.

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                     Six months ended
                                                      September 30,
                                                   2002            2001
 Increase (decrease) in cash and cash
 equivalents
   Cash flows from operating activities
    Net loss                                   $ (1,521,243)   $ (2,753,148)
    Adjustments to reconcile net loss to net
 cash used in operating activities
     Depreciation and amortization                   161,442         173,968
     Loss on disposal of other assets and
 property and equipment                               10,949           3,768
     Bad debt expense                                  9,611          11,696
     Common stock options and warrants
 issued for services and compensation                      -           9,573
     Common stock warrants issued for
 interest                                             84,602          73,855
     Interest expense recognized on
 beneficial conversion features on notes
 payable                                                   -         408,977
     Common stock issued for services                      -          30,725
     Common stock issued as payment of
 interest                                             68,848         100,100
     Amortization of prepaid interest on
 loans                                                     -          34,138
     Changes in assets and liabilities
      Accounts receivable                          (101,610)        (18,274)
      Employee advances                              (6,094)           1,116
      Inventory                                     (40,166)         (7,636)
      Prepaid expenses and other assets               34,392        (40,389)
      Accounts payable                               163,270          89,422
      Accrued liabilities                            106,903         142,480
                                                ------------    ------------

       Total adjustments                             492,147       1,013,519
                                                ------------    ------------

       Net cash used in operating activities     (1,029,096)     (1,739,629)
                                                ------------    ------------

                                 (continued)

 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                 (UNAUDITED)

                                                     Six months ended
                                                      September 30,
                                                   2002            2001
  Cash flows used in investing activities
   Purchase of property and equipment               (50,265)        (55,490)
   Proceeds from sale of property, equipment,
and other assets                                         252               -
                                                ------------    ------------
   Net cash used in investing activities            (50,013)        (55,490)
                                                ------------    ------------

  Cash flows from financing activities
   Increase (decrease) in checks written in
excess of cash in bank                             (811,785)         334,260
   Principal payments on long-term
obligations                                                -        (48,687)
   Advances on restricted cash                     1,790,788               -
   Proceeds from sale of common stock                      -         969,469
   Proceeds from notes to officer                          -         485,000
   Proceeds from loans to stockholders                     -          55,000
   Principal payments on notes to
stockholders                                       (327,303)         (7,789)
                                                ------------    ------------
    Net cash from financing activities               651,700       1,787,253
                                                ------------    ------------
    Net decrease in cash                           (427,409)         (7,866)

Cash at beginning of period                          456,295           7,866
                                                ------------    ------------
Cash at end of period                          $      28,886    $          -
                                               =============    ============

Supplemental disclosures of cash flow
information
  Cash paid during the period for interest     $      43,090   $           -

Noncash investing and financing activities
  Common stock issued for interest expense     $      68,848   $           -
  Common stock warrants issued for interest           84,602               -
expense



 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         September 30, 2002 and 2001

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of NBO Systems, Inc. ("NBO" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2002, its consolidated results of operations for the three and six months ended September 30, 2002 and 2001, and its cash flows for the six months ended September 30, 2002 and 2001. The results of operations for the three and six months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending March 31, 2003.


NOTE B - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $928,565 and $1,521,243 for the three and six month periods ended September 30, 2002, respectively, and net losses since inception
   (June 23, 1994) of $25,240,134 as of September 30, 2002. The Company's current liabilities exceed its current assets by $4,377,349 as of September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the revenue sources available to the Company as a result of the new multi-year exclusive agreements entered into are expected to be significant, management intends to pursue additional debt or equity financing until revenue sources are sufficient to meet the Company's on-going operational expenses.

NOTE C - RESTRICTED CASH

   Restricted cash consists of funds held for the payment of issued and outstanding gift certificates to customers. These funds are maintained at several financial institutions in depository accounts and associated sweep accounts held by NBO. In the case of merchant retailers, including Urban Retail Properties, The Rouse Company and JP Realty, these accounts are held jointly by NBO and the merchants. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $6,420,000 at September 30, 2002 and approximately $10,981,000 at March 31, 2002.

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         September 30, 2002 and 2001

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

NOTE E - EQUITY

   During  the  six month period ended September 30, 2002 the Company  issued
   12,518 shares of common stock to stockholders for interest in the amount of $68,848 according to terms of a note payable. The note holders are also shareholders and are accredited investors.

   During the six month period ended September 30, 2002 the Company issued 111,250 common stock warrants to a stockholder and recorded additional interest expense of $84,602 in connection with two outstanding notes payable. Of the 111,250 warrants issued, 56,250 have an exercise price of $4.40 and expire July 6, 2005. The remaining 55,000 warrants issued have an exercise price of $4.40 and expire January 29, 2006. The note
   holder   is   also a shareholder and   accredited   investor.


                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         September 30, 2002 and 2001

                                     10
NOTE F - LOSS PER COMMON SHARE

                             Three months ended          Six months ended
                               September 30,             September 30,
                              2002         2001         2002         2001
Net loss per common share
- basic and diluted
Net loss                    (928,565)   (1,432,179)  (1,521,243)   (2,753,148)
Dividends on preferred      (138,809)     (126,198)    (138,809)     (126,198)
stock
                           ----------    ----------   ----------    ----------
Net loss available to
common shareholders       (1,067,374)  (1,558,377)  (1,660,052)   (2,879,346)

                          ==========   ===========   ==========    ==========
Common shares outstanding
during the entire period                           16,569,887   15,608,511

                          16,829,122    15,797,901
Weighted average common
shares issued during the
period
                               9,494       129,156        8,802       208,600
                           ----------    ----------   ----------    ----------
Weighted average number of
common shares used in
basic EPS


                          16,838,616    15,927,057   16,578,689    15,817,111
                           ----------    ----------   ----------    ----------

Dilutive effect of stock
options, warrants, and
convertible preferred
stock


                                   -             -            -             -
                           ----------    ----------   ----------    ----------
Weighted average number of
common shares and
dilutive potential
common stock used in
diluted EPS


                          16,838,616    15,927,057   16,578,689    15,817,111

                          ==========    ==========   ==========

   Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split.

   All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three and six month periods ended September 30, 2002 and 2001.

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         September 30, 2002 and 2001

NOTE F - LOSS PER COMMON SHARE - CONTINUED


   For the three and six month periods ended September 30, 2002, the Company had 7,379,664 and 7,311,492 potentially dilutive shares of common stock, respectively, not included in the computation of diluted loss per share because of the anti-dilutive effect (7,661,385 and 7,717,417 potentially dilutive shares for the three and six month periods ended September 30,
   2001).

NOTE G - COMMITMENTS AND CONTINGENCIES

   Litigation

   The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

NOTE H - SUBSEQUENT EVENTS

  On October 11, 2002 the Company entered into a three year Cash Card Issuer Agreement with Discover Financial Services, Inc., ("DFS"), a Delaware Corporation with offices located in Riverwoods, Illinois. DFS operates the Discover Card Network that allows cardholders to purchase goods or services from participating merchants using Discover mall gift cards issued by the Company.
  On October 14, 2002 the Company entered into an exclusive three year contract with Merle Hay Mall, an Iowa Limited Partnership, with offices located in Chicago, Illinois. The Company will manage the Discover gift card program at Merle Hay mall located in Des Moines, Iowa. The Company anticipates annual mall gift card sales of approximately $700,000 and annual revenues to the Company of approximately $84,000.
  On October 17, 2002 the Company entered into an exclusive one year Gift Certificate Services Agreement with the Saladworks, Inc., a Pennsylvania corporation with offices located in Conshohocken, Pennsylvania.
  Saladworks operates a total of 35 restaurants including, 13 restaurants in New Jersey, 20 restaurants in Pennsylvania, 1 restaurant in Chicago, Illinois, and 1 restaurant in Washington, DC. Saladworks has contracted with the Company to be the sole fulfillment provider of gift certificates, whether from the store locations, over the Internet, or through call center sales. The revenue impact is unknown at this time.
  On October 28, 2002 the Company entered into four exclusive three year contracts with The Rouse Company, with offices located in Columbia, Maryland to provide mall gift cards for the malls located in San Antonio, Texas, Collin Creek, Texas, Highland, Texas, and Hulen, Texas. Rouse is the Company's largest mall developer relationship, and this contract increases the number of mall gift
                                     12

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         September 30, 2002 and 2001

NOTE H - SUBSEQUENT EVENTS - CONTINUED

  certificate/gift card programs managed for Rouse by the Company from 43 to
  47. The Company anticipates total annual mall gift card sales for the four new properties to be approximately $3.0 million, and annual revenues to the Company to be approximately $360,000.
  On October 31, 2002 the Company entered into an exclusive two year contract with Warmack & Company LLC, with offices located in Texarkana, Texas to provide mall gift cards for three properties located in Fort Smith, Arkansas, Texarkana, Texas, and Port Arthur, Texas. The Company anticipates annual mall gift card sales to be approximately $3 million, and annual revenues to the Company to be approximately $360,000. Additionally, on October 31, 2002 the Company signed a letter of intent with Warmack to provide mall gift cards by January 31, 2003 in four additional properties located in Jonesboro, Arkansas, Salina, Kansas, Lawton, Oklahoma, and Muskogee, Oklahoma. The Company anticipates annual mall gift card sales from the four additional properties to be approximately $4 million, and annual revenues to the Company to be approximately $480,000.
  On October 31, 2002 the Company enterer into an exclusive, three year Master Services Agreement with IPS Card Solutions, Inc., doing business as ValueLink, a Maryland corporation, with offices located in Englewood, Colorado. ValueLink will contract with the Company to, on an outsourced back-end support services basis, allow and enable ValueLink to offer, sell and provide to each and any of its clients that use ValueLink's Stored Value Card Services, card order fulfillment services to be provided by NBO. NBO will provide all fulfillment, activation, loading of value, packaging and customer support for ValueLink merchants provided to the Company by a work order, through the internet and the Company's call center, billable to ValueLink on a per card basis. ValueLink is a wholly owned subsidiary of First Data Corp. The Company anticipates revenues to the Company, based on ValueLink clients for the remainder of fiscal 2003, could be approximately $500,000 and could be approximately $3,400,000 for fiscal year 2004.
  During the six month period ended September 30, 2002 the Company initiated the ramp-up of the Children's HeroesTM Fundraising Program, a "grass roots" loyalty and community fundraising program. The program is designed to drive increased transactions, monthly visits, and incremental profit for shopping centers, restaurants, and local merchants while concurrently raising funds for community schools, youth sports, youth groups, and other local nonprofit organizations. The Company's intent is to revolutionize both the community-based loyalty and fundraising industries. The Company is also announcing the hiring of Mr. Chris Hutcherson, a leading national expert in merchant loyalty and community based fundraising. Mr. Hutcherson will be the Company's senior executive in charge of the Children's HeroesTM neighborhood loyalty and fundraising program. The Company anticipates the sales and revenue impact of the Children's Heroes program to be not material for the remainder of fiscal year 2003, as the program is ramped up and rolled out in 9 east coast cities. The Company plans to roll out an additional 18 markets in fiscal year 2004 and an additional 18 markets in fiscal year 2005. The Company anticipates a growth in personnel to support the program over the next three years of 140 employees, comprised of 50 salaried field employees
                                     13

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         September 30, 2002 and 2001

NOTE H - SUBSEQUENT EVENTS - CONTINUED

  including Mr. Hutcherson, and 90 hourly support personnel stationed at the Company's headquarters in Salt Lake City, UT. The Company anticipates a positive revenue impact that could reach approximately $11 million in fiscal year 2004, and approximately $45.3 million in fiscal year 2005.
  The Company anticipates the strength of this program will facilitate the acquisition of the necessary funding to not only roll out this program, but enable the Company to generate sufficient cash flow to fund on-going operations.

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

  This item discusses the results of operations for the Company for the three and six months ended September 30, 2002, and compares these periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at September 30, 2002 as compared to March 31, 2002, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report, and Form 10-KSB for the fiscal year ended March 31, 2002.
  Overview
  The Company's primary business is to provide comprehensive gift certificate and gift card programs to shopping mall managers and non-mall retailers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores and administers the entire program including accounting, banking, and complying with escheatment regulations. The shopping mall program was initiated in October of 1998 and currently includes malls managed by The Rouse Company, Urban Retail Properties, Inc., JP Realty, Inc., Simon Properties, General Growth Properties, Westfield America Trust, CBL & Associates Properties, Inc., Bayer Properties, Inc., Prime Retail, Inc., Konover Property, as well as independently operated properties. In addition, the Company provides all Call Center and Internet Fulfillment of gift certificates/cards for Darden Restaurants, Inc. (Darden), a subsidiary of General Mills Restaurant, Inc., (GMRI), the largest casual dining restaurant company in the world. Darden concepts include over 1,100 Red Lobster, Olive Garden, Bahama Breeze, and Smokey Bones restaurants in North America. The Company is in the process of soliciting, negotiating, and finalizing additional relationships with other national retail chains and retail outlets that typically have store locations in malls and shopping districts across the United States.

  Results of Operations
  The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. (see Note B to the condensed consolidated financial statements). Sale of Gift Certificates
  The following is included because the Company derives the majority of its revenues from the sale of gift certificates and gift cards. The following figures are included for informational purposes only and are not included in the Company's condensed consolidated statements of operations.
  The Company experienced a 7.9% decrease, or $479,638 in the face amount of gift certificates sold in the three months ended September 30, 2002 to $5,622,430 from $6,102,068 at September 30, 2001 due to the net loss of 13 malls involved in the Rodamco mall sale transaction incorporated herein by reference to Form 10-QSB for the three month period ended June 30, 2002. The Company experienced an 11.4% increase, or $1,642,190 in the face amount of gift certificates sold in the six months ended September 30, 2002 to $16,071,731 from $14,429,541 at September 30, 2001.

  Revenues
  The Company experienced an increase in total revenues of 45.2% or $252,553 to $811,268 from $558,715 in
                                     15
  the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced an increase in total revenues of 84.8% or $950,128 to $2,070,554 from $1,120,426 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. The increase is due primarily to an increase in the sale of third party gift certificates/cards, the recognition as revenue of unredeemed gift certificates, and an increase in merchant fees earned from retailers as described below.

  The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden, and provides Call Center and Internet fulfillment on those gift certificate/card orders. The sale of third party gift certificates increased 0.6% or $2,293 to $394,105 from $391,812 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The sale of third party gift certificates increased 17.3% or $128,825 to $872,499 from $743,674 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively.

  The Company recognized as revenue $150,304 in unredeemed gift certificates in the three months ended September 30, 2002. The Company did not recognize revenue of this type in the three month period ended September 30, 2001, as the Company was still collecting historical redemption and breakage data in order to provide accurate and reliable estimates regarding unredeemed gift certificates. The Company recognized as revenue $672,423 in unredeemed gift certificates in the six months ended September 30, 2002. The Company did not recognize revenue of this type in the six month period ended September 30, 2001, as the Company was still collecting historical redemption and breakage data in order to provide accurate and reliable estimates regarding unredeemed gift certificates. The Company began recognizing revenue from unredeemed gift certificates for the first time in the fourth quarter of the fiscal year ended March 31, 2002.

  The Company experienced an increase in merchant fees earned from retailers of 143.0% or $106,339 to $180,711 from $74,372 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced an increase in merchant fees earned from retailers of 99.6% or $178,351 to $357,340 from $178,989 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. This increase is due primarily to the Company billing retailers for the cost of services previously absorbed by the Company.

  Cost of Revenues

  The Company experienced an increase in the total cost of revenues of 24.1% or $114,897 to $590,725 from $475,828 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced an increase in the total cost of revenues of 32.0% or $302,144 to $1,247,448 from $945,304 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. This increase is due primarily to the increase in sales of third party certificates, and an increase in merchant fees and charges related to the sale of mall gift certificates as described below. The $590,725 total cost of revenues represents 72.8% of total revenues in the three months ended September 30, 2002, compared to the $475,828 and 85.2% in the three months ended September 30, 2001, respectively. The $1,247,448 total cost of revenues represents 60.2% of total revenues in the six months ended September 30, 2002, compared to the $945,304 and 84.4% in the six months ended September 30, 2001, respectively.

  The Company experienced an increase in the cost of third party gift certificates/cards of 6.5% or $21,243 to $346,626 from $325,383 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced an increase in the cost of third party certificates/cards of 22.9% or $144,462 to $774,907 from $630,445 in the six months ended September 30,
                                     16

  2002, compared to the six months ended September 30, 2001, respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates/cards.

  The Company experienced an increase in merchant fees and charges incurred of 62.2% or $71,162 to $185,520 from $114,358 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced an increase in merchant fees and charges incurred of 57.3% or $136,403 to $374,514 from $238,111 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. This increase is due primarily to the associated costs incurred as a result of the increase in gift certificate sales.

  The Company experienced an increase in gross profit of 166.1% or $137,656 to $220,543 from $82,887 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced an increase in gross profit of 370.0% or $647,984 to $823,106 from $175,122 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. Gross profit margins increased to 27.2% from 14.8% in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. Gross profit margins increased to 39.8% from 15.6% in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. These increases are attributable mainly to the recognition as revenue of unredeemed gift certificates.

  New Business Developments

  On July 2, 2002 the Company entered into a 90-day agreement to evaluate and collect data relating to the implementation, operation and acceptance of a gift card program in two of CBL and Associates Properties, Inc. ("CBL") mall properties (the 90-day period commences with the actual sale of gift cards at the properties which occurred August 20, 2002). CBL currently owns and operates 53 mall properties with gift certificate sales of approximately $43 million annually. Their corporate headquarters are
  located in Chattanooga, Tennessee.   The two test properties are St. Clair
  Square located in Fairview Heights, Illinois and Walnut Square located in Dalton, Georgia which represent combined annual gift certificate sales of approximately $2 million. Upon completion of this 90-day pilot test (November 20, 2002), it is the intent of the Company and CBL to continue the gift card program, providing all test issues are completely satisfactory to both parties, and in that case, all terms and conditions are to be mutually agreed upon in a new agreement (currently being negotiated). The potential additional annual revenue to the Company for the two properties is approximately $250,000. The Company anticipates implementing additional CBL properties prior to the end of the fiscal year upon successful completion of this pilot test.

  On July 11, 2002 the Company entered into a three year Advertising Sales Agreement with APS Marketing, Inc., ("APS") a New Jersey Corporation with offices located in Glen Rock, New Jersey. APS is in the business of advertising sales and marketing and has contracted with the Company as its Agent to represent the Company in the solicitation and placement of all advertisement on mall gift certificates to mall merchants. APS receives a commission for each advertisement placed on the gift certificates. The future impact on revenue for the Company is unknown at this time, as no advertising sales have been transacted.

  On July 31, 2002 the Company entered into a five year License and Services Agreement with Card Commerce International, Inc., ("CCI"), a Delaware corporation with offices located in Los Angeles, California. Card Commerce International is a leading provider of value added, information-based solutions, including data and risk management solutions to loyalty program providers, merchant acquirers/processors and others. Over the last seven years, CCI's risk management system set the standard for reliable detection and analysis of risk in the merchant acquiring industry. As a result, CCI is now also the leading provider of affinity/loyalty solutions, matching merchant and consumer participants, determining their eligibility and calculating the amount of their rebates, rewards and incentives. With CCI's existing connectivity to virtually all major processors in the card interchange networks, and gateways to every major authorizations network, CCI securely and reliably acquires and processes more than 350 million transactions per month, in any format and from any data source. For more information on CCI, go to www.cardcommerce.com. This agreement will be incorporated into the Children's HeroesTM credit/debit card registration efforts and other product offerings detailed below. Revenue impact for the remainder of fiscal 2003 is not material. The Company anticipates the agreement with CCI could result in annual revenues of approximately $1,100,000 in fiscal year 2004.

  On September 17, 2002 the Company signed a letter of intent to enter into an exclusive, three year Master Services Agreement with IPS Card Solutions, Inc., doing business as ValueLink, a Maryland corporation, with offices located in Englewood, Colorado. ValueLink will contract with the Company to, on an outsourced back-end support services basis, allow and enable ValueLink to offer, sell and provide to each and any of its clients that use ValueLink's Stored Value Card Services, card order fulfillment services to be provided by NBO. NBO will provide all fulfillment, activation, loading of value, packaging and customer support for ValueLink merchants provided to the Company by a work order, through the internet and the Company's call center, billable to ValueLink on a per card basis. ValueLink is a wholly owned subsidiary of First Data Corp. As the leading provider of high quality, high volume information processing and related services, First Data identified an emerging market for stored value products that could be customized to meet a client's specific business needs while leveraging First Data's expertise in information and transaction processing. In 1994, ValueLink was created to introduce online transaction and information-based solutions that enable its clients to quickly and cost effectively introduce and support their own customized stored value card programs such as gift cards, merchandise credits, coupons, promotions, phone cards, and much more. ValueLink's only business is the development, implementation and support of stored value card programs, including gift and spending card programs. ValueLink assists its clients by implementing stored value card programs that deliver faster transaction processing, greater financial controls, improved security and increased sales and customer loyalty. In April 1995, ValueLink launched its first third-party driven gift card program (Blockbuster Entertainment) in the retail industry. Today, ValueLink continues to draw upon its experience and expertise to deliver innovative, customized gift and spending card programs for the markets it serves. ValueLink has implemented and continues to support over 70 clients and 120 brands in the retail, oil and petroleum, grocery, restaurant, and specialty industries. ValueLink was in search of a fulfillment provider for its client based and contacted NBO. For more information on ValueLink, go to www.valuelink.info. The Company anticipates the implementation of the first ValueLink client on or about November 12, 2002. The Company anticipates revenues based on ValueLink clients for the remainder of fiscal 2003 could be approximately $500,000 and could be approximately $3,400,000 for fiscal year 2004.

  On September 24, 2002 the Company entered into an exclusive one year Internet Sales Participation Agreement with the Bigtime Restaurant Group, a Florida corporation with offices located in West Palm Beach, Florida. Bigtime Restaurant Group operates 8 restaurants in the south Florida area and has contracted with the Company to be the sole fulfillment provider of Internet gift certificate sales from the client's website. This agreement has the same financial structure as the Darden agreement. The revenue impact is unknown at this time.

  On September 26, 2002 the Company renewed all 42 mall property contracts with The Rouse Company for an additional 3 year term, and added a 43rd property, the Village of Merrick Park located in Coral Gables, Florida. This is a significant affirmation of the Company's gift certificate program, as the Rouse Company is NBO's largest mall developer relationship, having transacted over $40,470,000 in gift certificate sales, representing
                                     18
  nearly 1,000,000 gift certificates sold since the first contracts were signed in 1999.

  On September 30, 2002 the Company renewed 3 Urban Properties, Inc. contracts for an additional 3 year term. The remaining 4 Urban contracts will be extended an additional 3 years at their regular renewal dates.
  The Company will continue to pursue gift certificate contracts with Urban for the remaining 30 properties in their portfolio. This is a significant affirmation of the Company's gift certificate program. Urban was the Company's first mall gift certificate client in October 1998, and has transacted over $69,500,000 in gift certificate sales, representing over 2,000,000 gift certificates processed by the Company.

  In the three month period ended September 30, 2002 the Company ceased gift certificate operations in 13 malls (4 Simon malls, 9 Westfield malls) involved in the Rodamco (Urban) sale of properties incorporated herein by reference to Form 10-QSB for the period ended June 30, 2002. The Company continued gift certificate operations in the mall properties transferred from Urban to Rouse. The net potential lost annual revenue to the Company of the entire transaction is approximately $720,000.

  The items described above will not require the purchase or sale of any property or significant equipment. The Company expects no significant changes in the number of employees in the next fiscal quarter and for the remainder of the 2003 fiscal year.

  Operating Expenses

  The Company experienced a decrease in total operating expenses of 4.1% or $44,182 to $1,038,591 from $1,082,773 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced a decrease in total operating expenses of 5.4% or $121,111 to $2,109,368 from $2,230,479 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. The decrease is attributable mainly to a decrease in personnel expense.

    Personnel

    In the six month period ended September 30, 2002, the total number of employees decreased from 46 to 40, with the number of full time salaried employees decreasing from 43 to 38, and the number of part-time hourly employees decreasing from 3 to 2. These decreases were a combination of a 10% reduction in staff, normal attrition, and productivity gains achieved through automation. Personnel costs decreased 6.6% or $46,928 to $667,058 from $713,986 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. Personnel costs decreased 8.8% or $130,663 to $1,353,438 from $1,484,101 in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively.

  The Company's operating expenses exceeded gross profit in the three and six month periods ending September 30, 2002. The Company experienced a decrease in operating losses of 18.2% or $181,838 to ($818,048) from ($999,886) in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced a decrease in operating losses of 37.4% or $769,095 to ($1,286,262) from ($2,055,357) in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively.

  Other Income (Expense)

  The Company experienced a decrease in total other expenses of 74.4% or $321,776 to ($110,517) from ($432,293) in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company experienced a decrease in total other expenses of 66.3% or $462,810
                                     19
  to 234,981) from ($697,791) in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. The decrease is primarily from a decrease in interest expense associated with notes to stockholders that were retired.

  Liquidity and Capital Resources

  The Company's total costs and expenses are currently greater than its revenues. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of September 30, 2002 was ($25,240,134).

  The Company's net losses decreased by 35.2% or $503,614 to ($928,565) from ($1,432,179) in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, respectively. The Company's net losses decreased by 44.7% or $1,231,905 to ($1,521,243) from ($2,753,148)
  in the six months ended September 30, 2002, compared to the six months ended September 30, 2001, respectively. The Company's current liabilities exceed its current assets by $4,377,349 as of September 30, 2002. The Company anticipates net losses of approximately $2.5 million in the fiscal year ending 2003, but net income could be approximately $7.6 million in the fiscal year ending 2004 due to the ramp-up of the Children's Heroes program described in Subsequent Events below, as well as expansion of existing programs.

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

  Liquidity and Financing Arrangements

  During the six month period ended September 30, 2002 the Company issued 12,518 shares of common stock to stockholders for interest in the amount
  of $68,848 according to terms of a note payable.   The note holders are
  also shareholders and are accredited investors. These transactions were completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended.

  During the six month period ended September 30, 2002 the Company issued 111,250 common stock warrants to a stockholder and recorded additional interest expense of $84,602 in connection with two outstanding notes
  payable.   Of the 111,250 warrants issued, 56,250 have an exercise price of $4.40 and expire July 6, 2005. The remaining 55,000 warrants issued have an exercise price of $4.40 and expire January 29, 2006. The note
  holder   is   also a shareholder and   accredited   investor.  These
  transactions were completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended.

  During the six month period ended September 30, 2002, the Company made principal payments on notes to stockholders totaling $327,303. Notes to stockholders represents 8.0% of current liabilities at September 30, 2002 compared to 7.8% of current liabilities at March 31, 2002.

  The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash
                                     20
  will be needed to reduce the Company's debt and losses until such time as the Company becomes profitable. In conjunction with efforts to improve results of operations, the Company is actively seeking infusions of capital from investors. Due to cash flow constraints, the Company will rely on equity financing to meet anticipated capital needs. There can be no assurances that the Company will be successful in obtaining any such capital. Additional issuance of shares for debt and/or equity will serve to dilute the value of the Company's common stock and existing shareholder positions. If the Company fails to obtain financing and/or fails to improve results from operations, the Company will be unable to meet obligations as they become due. This could raise substantial doubt about the Company's ability to continue as a going concern.

  Forward-looking Statements

  All statements made herein, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. These statements represent the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "could be," "plans," "estimates," and "potential," among others. Any one or a combination of factors could materially affect the Company's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing, creditor actions, and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of the Company's business and the environment in which the Company currently operates. Because of the factors listed above, as well as factors beyond the Company's control, actual results may differ from those in the forward-looking statements.

  Subsequent Events

  On October 11, 2002 the Company entered into a three year Cash Card Issuer Agreement with Discover Financial Services, Inc., ("DFS"), a Delaware Corporation with offices located in Riverwoods, Illinois. DFS operates the Discover Card Network that allows cardholders to purchase goods or services from participating merchants using Discover mall gift cards issued by the Company.

  On October 14, 2002 the Company entered into an exclusive three year contract with Merle Hay Mall, an Iowa Limited Partnership, with offices located in Chicago, Illinois. The Company will manage the Discover gift card program at Merle Hay mall located in Des Moines, Iowa. The Company anticipates annual mall gift card sales of approximately $700,000 and annual revenues to the Company of approximately $84,000.

  On October 17, 2002 the Company entered into an exclusive one year Gift Certificate Services Agreement with the Saladworks, Inc., a Pennsylvania corporation with offices located in Conshohocken, Pennsylvania.
  Saladworks operates a total of 35 restaurants including, 13 restaurants in New Jersey, 20 restaurants in Pennsylvania, 1 restaurant in Chicago, Illinois, and 1 restaurant in Washington, DC. Saladworks has contracted with the Company to be the sole fulfillment provider of gift certificates, whether from the store locations, over the Internet, or through call center sales. The revenue impact is unknown at this time.

  On October 28, 2002 the Company entered into four exclusive three year contracts with The Rouse Company, with offices located in Columbia, Maryland to provide mall gift cards for the malls located in San Antonio, Texas, Collin Creek, Texas, Highland, Texas, and Hulen, Texas. Rouse is the Company's largest mall developer relationship, and this contract increases the number of mall gift certificate/gift card programs managed for Rouse by the Company from 43 to 47. The Company anticipates total annual mall gift cards sales for the four new properties to be approximately $3.0 million, and annual revenues to the Company to be approximately $360,000.
                                     21

  On October 31, 2002 the Company entered into an exclusive two year contract with Warmack & Company LLC, with offices located in Texarkana, Texas to provide mall gift cards for three properties located in Fort Smith, Arkansas, Texarkana, Texas, and Port Arthur, Texas. The Company anticipates annual mall gift cards sales to be approximately $3 million, and annual revenues to the Company to be approximately $360,000. Additionally, on October 31, 2002 the Company signed a letter of intent with Warmack to provide mall gift cards by January 31, 2003 in four additional properties located in Jonesboro, Arkansas, Salina, Kansas, Lawton, Oklahoma, and Muskogee, Oklahoma. The Company anticipates annual mall gift cards sales from the four additional properties to be approximately $4 million, and annual revenues to the Company to be approximately $480,000.

  On October 31, 2002 the Company enterer into an exclusive, three year Master Services Agreement with IPS Card Solutions, Inc., doing business as ValueLink, a Maryland corporation, with offices located in Englewood, Colorado. ValueLink will contract with the Company to, on an outsourced back-end support services basis, allow and enable ValueLink to offer, sell and provide to each and any of its clients that use ValueLink's Stored Value Card Services, card order fulfillment services to be provided by NBO. NBO will provide all fulfillment, activation, loading of value, packaging and customer support for ValueLink merchants provided to the Company by a work order, through the internet and the Company's call center, billable to ValueLink on a per card basis. ValueLink is a wholly owned subsidiary of First Data Corp. As the leading provider of high quality, high volume information processing and related services, First Data identified an emerging market for stored value products that could be customized to meet a client's specific business needs while leveraging First Data's expertise in information and transaction processing. In 1994, ValueLink was created to introduce online transaction and information-based solutions that enable its clients to quickly and cost effectively introduce and support their own customized stored value card programs such as gift cards, merchandise credits, coupons, promotions, phone cards, and much more. ValueLink's only business is the development, implementation and support of stored value card programs, including gift and spending card programs. ValueLink assists its clients by implementing stored value card programs that deliver faster transaction processing, greater financial controls, improved security and increased sales and customer loyalty. In April 1995, ValueLink launched its first third-party driven gift card program (Blockbuster Entertainment) in the retail industry. Today, ValueLink continues to draw upon its experience and expertise to deliver innovative, customized gift and spending card
  programs for the markets it serves.   ValueLink has implemented and
  continues to support over 70 clients and 120 brands in the retail, oil and petroleum, grocery, restaurant, and specialty industries. ValueLink was in search of a fulfillment provider for its client based and contacted NBO. For more information on ValueLink, go to www.valuelink.info. The Company anticipates the implementation of the first ValueLink client on or about November 12, 2002. The Company anticipates revenues to the Company based on ValueLink clients for the remainder of fiscal 2003 could be approximately $500,000 and could be approximately $3,400,000 for fiscal year 2004.

  During the six month period ended September 30, 2002 the Company initiated the ramp-up of the Children's HeroesTM Fundraising Program, a "grass roots" loyalty and community fundraising program. The program is designed to drive increased transactions, monthly visits, and incremental profit for shopping centers, restaurants, and local merchants while concurrently raising funds for community schools, youth sports, youth groups, and other local nonprofit organizations. The Company's intent is to revolutionize both the community-based loyalty and fundraising industries. The loyalty program will kick off with a "Back To School" campaign in selected markets in the fiscal quarter ending December 31, 2002. The Company will send a team of fundraising experts into each market to enroll merchants for the Company's new gift certificate and gift card products. The products are designed to allow multiple mall merchants, restaurants, or local community retailers or service providers to accept one gift certificate or gift card redeemable at all merchant locations. In
                                     22
  distribution channel for the thousands of parent and grandparent consumers who support these groups. Traditionally, these groups raise funds by purchasing billions of dollars annually in fundraising products such as candy, candles, trinkets, etc. each year. Now, instead of children having to sell products "door-to-door," adults can do all of the fundraising by simply enrolling and shopping at their local merchants in the Children's HeroesTM fundraising loyalty program. The Company is announcing the hiring of Chris Hutcherson, a leading national expert in merchant loyalty and community based fundraising. Mr. Hutcherson will be the Company's senior executive in charge of the Children's HeroesTM neighborhood loyalty and fundraising program. The Company anticipates the sales and revenue impact of the Children's Heroes program to be not material for the remainder of fiscal year 2003, as the program is ramped up and rolled out in 9 east coast cities. The Company plans to roll out an additional 18 markets in fiscal year 2004 and an additional 18 markets in fiscal year 2005. The Company anticipates a positive revenue impact that could reach approximately $11 million in fiscal year 2004, and approximately $45.3 million in fiscal year 2005. The Company anticipates a growth in personnel to support the program over the next three years of 140 employees, comprised of 50 salaried field employees including Mr. Hutcherson, and 90 hourly support personnel stationed at the Company's headquarters in Salt Lake City, UT. The Company anticipates the strength of this program will facilitate the acquisition of the necessary funding to not only roll out this program, but enable the Company to generate sufficient cash flow to fund on-going operations and beyond.

ITEM 3.   CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure control and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds.

     During the six month period ended September 30, 2002 the Company issued 12,518 shares of common stock to stockholders for interest in the
     amount of $68,848 according to terms of a note payable.   The note
     holders are also shareholders and are accredited investors. These transactions were completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended. During the six month period ended September 30, 2002 the Company issued 111,250 common stock warrants to a stockholder and recorded additional interest expense of $84,602 in connection with two outstanding notes
     payable.   Of the 111,250 warrants issued, 56,250 have an exercise
     price of $4.40 and expire July 6, 2005. The remaining 55,000 warrants issued have an exercise price of $4.40 and expire
                                     23

     January 29, 2006.  The note   holder   is   also a shareholder and
     accredited   investor.  These transactions were completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended.
     During the six month period ended September 30, 2002, the Company made principal payments on notes to stockholders totaling $327,303.
Item 3.   Defaults Upon Senior Securities
     None.
Item 4.   Submission of Matters to a Vote of Securities Holders
     None.
Item 5.   Other Information
     None.
Item 6.      Exhibits and Reports on Form 8-K
(a)  Reports on Form 8-K for the period covered by this report:  None.
(b)  Exhibits: The exhibits required are set forth below:

(10).1    CBL - Agreement for the Gift Card Pilot Program        07/02/02
(10).2    APS Marketing - Advertising Sales Agreement            07/11/02
(10).3    CCI - License and Services Agreement                   07/31/02
(10).4    ValueLink - Letter of Intent                           09/17/02
(10).5   Bigtime Restaurants - Internet Sales
         Participation Agreement                                09/24/02
(10).6    Rouse - Contract Services Agreements
(10).6.1  Augusta Mall, (GA)                                     09/26/02
(10).6.2  Bayside Marketplace, (FL)                              09/26/02
(10).6.3  Beachwood Place, (OH)                                  09/26/02
(10).6.4  Bridgewater Commons, (NJ)                              09/26/02
(10).6.5  Cherry Hill Mall, (NJ)                                 09/26/02
(10).6.6  Echelon Mall, (NJ)                                     09/26/02
(10).6.7  Exton Square, (PA)                                     09/26/02
(10).6.8  Faneuil Hall (MA)                                      09/26/02
(10).6.9  Fashion Place Mall (UT)                                09/26/02
(10).6.10 Gallery at Market East, (PA)                           09/26/02
(10).6.11 Gallery at Harbor Place, (MD)                          09/26/02
(10).6.12 Governor's Square (FL)                                 09/26/02
(10).6.13 Jacksonville Landing, (FL)                             09/26/02
(10).6.14 Lakeside Mall, (MI)                                    09/26/02
(10).6.15 Mall St. Matthews, (KY)                                09/26/02
(10).6.16 Mondawmin Mall, (MD)                                   09/26/02
(10).6.17 Moorestown Mall, (NJ)                                  09/26/02
(10).6.18 Oakbrook Center, (IL)                                  09/26/02

(10).6.19 Oakwood Center, (LA)                                   09/26/02
(10).6.20 Oviedo Marketplace, (FL)                               09/26/02
(10).6.21 Owings Mills Mall, (MD)                                09/26/02
(10).6.22 Paramus Park, (NJ)                                     09/26/02
(10).6.23 Park Meadows, (CO)                                     09/26/02
(10).6.24 Perimeter Mall, (GA)                                   09/26/02
(10).6.25 Pioneer Place, (OR)                                    09/26/02
(10).6.26 Plymouth Meeting Mall, (PA)                            09/26/02
(10).6.27 Ridgedale Center, (MN)                                 09/26/02
(10).6.28 Riverwalk, (LA)                                        09/26/02
(10).6.29 South Street Seaport, (NY)                             09/26/02
(10).6.30 Southland Center, (MI)                                 09/26/02
(10).6.31 Staten Island Mall, (NY)                               09/26/02
(10).6.32 Streets at Southpoint, (NC)                            09/26/02
(10).6.33 The Fashion Show, (NV)                                 09/26/02
(10).6.34 The Mall in Columbia, (MD)                             09/26/02
(10).6.35 Towson Town Center, (MD)                               09/26/02
(10).6.36 Village of Cross Keys, (MD)                            09/26/02
(10).6.37 Village of Merrick Park, (FL)                          09/26/02
(10).6.38 Water Tower Place, (IL)                                09/26/02
(10).6.39 Westdale Mall, (IA)                                    09/26/02
(10).6.40 Westlake Center, (WA)                                  09/26/02
(10).6.41 White Marsh Mall, (MD)                                 09/26/02
(10).6.42 Willowbrook Mall, (NJ)                                 09/26/02
(10).6.43 Woodbridge Center, (NJ)                                09/26/02
(10).7    Urban - Contract Services Agreements
(10).7.1  Louis Joliet Mall                                      09/30/02
(10).7.2  North Riverside Park Mall                              09/30/02
(10).7.3  Valencia Town Center                                   09/30/02

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO SYSTEMS, INC.

By   /s/
     Keith A. Guevara                             November 14, 2002
     Chairman/President/CEO


     /s/
     Kent Jasperson                               November 14, 2002
     Chief Accounting Officer


     /s/
     Christopher Foley                            November 14, 2002
     Chief Financial Officer

                            STATEMENT PURSUANT TO
                           18 U.S.C.  SECTION 1350


Keith A. Guevara, as Chief Executive Officer of NBO Systems, Inc. (the "Company"), and Christopher Foley, as Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. 1350(b), that

     (1) the Company's Quarterly Report of Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the applicable requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002      /s/
                         Keith A. Guevara
                         Chief Executive Officer
                         Of
                         NBO Systems, Inc.

Dated: November 14, 2002      /s/
                         Christopher Foley
                         Chief Financial Officer
                         Of
                         NBO Systems, Inc.

 I, Keith A. Guevara, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of NBO SYSTEMS, INC.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

 /s/ Keith A. Guevara

 [Signature]

Chairman of the Board of Directors, Chief Executive Officer and President

 I, Christopher Foley, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of NBO SYSTEMS, INC.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

 /s/ Christopher Foley

 [Signature]

Member of the Board of Directors and Chief Financial Officer
                                     29