Form 10QSB
period 2002-12-31
NBO SYSTEMS  INC
filed 2003-02-14
CIK 1145731

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2002    Commission file number 0-33037


                              NBO SYSTEMS, INC.




Maryland                                               55-0795927
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


As of February 14, 2003, the number of shares outstanding of the registrant's only class of common stock was 16,586,960.

Transitional Small Business Disclosure Format (check one):   Yes ________ No
X

                              NBO Systems, Inc.

                              TABLE OF CONTENTS
                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of                       3
          December 31, 2002 (unaudited) and March 31, 2002

          Condensed Consolidated Statements of Operations for the           5
          Three Months and Nine Months ended December 31, 2002
          (unaudited) and 2001 (unaudited)

          Condensed Consolidated Statement of Stockholders' Deficit for     6
          the Nine Months ended December 30, 2002 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the Nine      7
          Months ended December 31, 2002 (unaudited) and 2001 (unaudited)

          Notes to Condensed Consolidated Financial Statements              9
          (unaudited)

Item 2Management's Discussion and Analysis of Financial Condition and     15
      Results of Operations

Item 3Controls and Procedures                                             23

PART II - OTHER INFORMATION

Item 1Legal Proceedings                                                   23

Item 2Changes in Securities                                               23

Item 3Defaults Upon Senior Securities                                     23

Item 4Submission of Matters to a Vote of Security Holders                 23

Item 5Other Information                                                   23

Item 6Exhibits and Reports on Form 8-K                                    24

Signatures                                                                25

Certifications                                                            26


                       PART I.   FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NBO Systems, Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                December 31,    March 31,
                                                    2002          2002
                                                 (unaudited)
CURRENT ASSETS
     Cash                                       $     269,194 $     456,295
     Restricted cash                               27,536,970    12,802,496
     Accounts receivable, net of allowance for
uncollectible accounts
          of $7,298 at December 31, 2002 and
$5,014 at March 31, 2002                              230,322       164,828
     Inventory                                         63,257        17,534
     Prepaid expenses                                  30,308         6,309
                                                 ------------  ------------
          Total current assets                     28,130,051    13,447,462

PROPERTY AND EQUIPMENT, NET                         1,036,610     1,413,937

OTHER ASSETS
     Trademarks, net                                    8,483         9,107
     Other assets and deposits                      1,093,763       485,866
                                                 ------------  ------------
                                                    1,102,246       494,973
                                                 ------------  ------------
                                                 $ 30,268,907  $ 15,356,372
                                                 ============  ============

                                 (continued)

 The accompanying notes are an integral part of these financial statements.


                              NBO Systems, Inc.

              CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                    LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                  December 31,   March 31,
                                                      2002          2002
                                                  (unaudited)
CURRENT LIABILITIES
     Checks written in excess of cash in bank     $          -  $    811,785
     Gift certificates payable                      29,431,872    12,802,496
     Accounts payable                                1,616,164       792,516
     Accrued liabilities                               748,449       554,615
     Employee advances                                   1,393             -
     Notes to stockholders                             893,252     1,283,055
     Notes to officer                                  273,625       273,625
                                                  ------------  ------------
          Total current liabilities                 32,964,755    16,518,092

LONG-TERM LIABILITIES                                        -             -
                                                  ------------  ------------
          Total liabilities                         32,964,755    16,518,092

COMMITMENTS AND CONTINGENCIES                                -             -

STOCKHOLDERS' DEFICIT
     Capital stock
          Convertible redeemable preferred
stock, par value $1.00;
             authorized 1,000,000 shares; 59,231
and 53,847 shares issued and outstanding at
December 31, 2002 and March 31, 2002; redemption
value $2.20 per share                                   59,231        53,847
          Common stock, par value $0.0005;
authorized 20,000,000 shares; 16,586,960 and
16,569,887 shares issued and outstanding at
December 31, 2002 and March 31, 2002                     8,293         8,285
     Subscriptions receivable                         (17,900)      (17,900)
     Additional paid-in capital                     22,721,117    22,374,130
     Accumulated deficit                          (25,466,589)  (23,580,082)
                                                  ------------  ------------
          Total stockholders' deficit              (2,695,848)   (1,161,720)
                                                  ------------  ------------
                                                  $ 30,268,907  $ 15,356,372
                                                  ============  ============

 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                       Three months ended          Nine months ended
                          December 31,               December 31,
                       2002         2001          2002           2001
Revenues
     Sale of third
party gift
certificates/cards  $ 1,543,280     $ 973,480   $ 2,415,779   $ 1,717,154
     Abandoned
gift certificates       451,111             -     1,123,534             -
     Merchant fees
earned from
retailers               734,314       332,716     1,091,654       511,704
     Fees earned
from customers          184,433       102,678       299,224       156,736
     Equipment and
software income          35,640        10,832        40,088        30,667
     Interest on
restricted cash           6,513        33,541        31,605       157,411
     Lease revenue       13,275             -        37,236             -
                    -----------     ---------   -----------   -----------
          Total
revenues              2,968,566     1,453,247     5,039,120     2,573,672
                    -----------     ---------   -----------   -----------

Cost of revenues
     Third party
gift                  1,348,678       921,471     2,123,585     1,551,916
certificates/cards
     Merchant fees
and charges             258,715       165,943       633,230       404,054
     Gift card and
gift certificate
stock                    98,562        41,266       124,032        56,154
     Postage and
handling                 65,237        58,679        90,866        95,819
     Rebates             63,324        30,951        76,986        45,109
     Other               70,162        19,090       103,427        29,651
                    -----------     ---------   -----------   -----------
          Total
cost of revenues      1,904,678     1,237,400     3,152,126     2,182,703
                    -----------     ---------   -----------   -----------
          Gross
profit                1,063,888       215,847     1,886,994       390,969

Operating expenses
     Personnel          767,433       738,511     2,120,871     2,222,612
     Legal and
accounting               32,953        17,883       171,926       132,513
     Rent                79,849        87,409       243,015       241,822
     Office             132,168       148,283       322,743       356,531
     Depreciation
and amortization         79,916        89,965       241,357       263,933
     Other              100,950        40,182       202,725       135,301
                    -----------     ---------   -----------   -----------
          Total
operating expenses    1,193,269     1,122,233     3,302,637     3,352,712
                    -----------     ---------   -----------   -----------

Operating loss        (129,381)     (906,386)   (1,415,643)   (2,961,743)
                    -----------     ---------   -----------   -----------

Other income
(expense)
     Interest
expense                (95,446)     (675,283)     (322,139)   (1,375,391)
     Interest
income                    1,045           359         3,595         6,334
     Loss on
disposal of
property and
equipment and
other assets            (3,324)       (3,486)      (14,273)       (7,254)
      Other income
(expense), net              653         (255)           762         (145)
                    -----------     ---------   -----------   -----------
          Total
other expense, net     (97,072)     (678,665)     (332,055)   (1,376,456)
                    -----------     ---------   -----------   -----------

          NET LOSS  $ (226,453)  $(1,585,051)  $(1,747,698)  $(4,338,199)
                    ===========  ============  ============  ============
Net loss per
common share -
basic and diluted   $    (0.02)  $     (0.11) $      (0.11)  $     (0.28)
                    ===========  ============  ============  ============
Weighted-average
number of common
 shares
outstanding -
basic and diluted    16,583,247    16,016,263    16,577,369    15,883,735
                    ===========  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.
                                      5

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFECIT

                                 (UNAUDITED)

                 For the nine months ended December 31, 2002

                                 Preferred Stock        Common Stock
                               Number                Number
                                 of       Amount    of shares     Amount
                               shares
Balance at April 1, 2002        53,847   $  53,847  16,569,887   $   8,285
Preferred stock dividends        5,384       5,384           -           -

Common stock issued as
     payment of interest             -           -      17,073           8

Common stock warrants issued
for interest                         -           -           -           -

Net loss                             -           -           -           -
                               -------   ---------  ----------  ----------

Balance at December 31, 2002    59,231   $  59,231  16,586,960   $   8,293
                               =======   =========  ==========  ==========

                              NBO Systems, Inc.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFECIT

                                 (UNAUDITED)

                 For the nine months ended December 31, 2002
                                 (CONTINUED)

                                  Additional
                    Subscriptio    paid-in     Accumulated
                         ns
                     Receivable    capital       deficit         Total
Balance at April 1,  $  (17,900)  $22,374,130  $(23,580,082)  $ (1,161,720)
2002
Preferred stock
dividends                      -      133,425      (138,809)              -

Common stock issued
as payment of
interest                       -       93,892              -         93,900

Common stock
warrants issued for
interest                       -      119,670              -        119,670

Net loss                       -            -    (1,747,698)    (1,747,698)
                     -----------  -----------  -------------  -------------

Balance at December
31, 2002             $  (17,900)  $22,721,117  $(25,466,589)  $ (2,695,848)
                     ===========  ===========  =============  =============

  The accompanying notes are an integral part of this financial statement.

                              NBO Systems, Inc.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                  Nine months ended
                                                    December 31,
                                                2002            2001
Increase (decrease) in cash and cash
equivalents
     Cash flows from operating activities
          Net loss                          $  (1,747,698) $   (4,338,199)
          Adjustments to reconcile net
loss to net cash used in
            operating activities
               Depreciation and
amortization                                       241,357         263,933
               Loss on disposal of
property and equipment and other assets             14,273           7,254
               Provision for bad debts               9,611          21,316
               Common stock options and
warrants issued for services
                  and compensation                       -           9,573
               Common stock warrants
issued for interest                                119,670         107,132
               Interest expense recognized
on beneficial conversion features
                 on notes payable                        -         856,077
               Common stock issued for
services                                                 -          34,095
               Common stock issued as
payment of interest                                 93,900         150,150
               Amortization of prepaid
interest on loans                                        -          36,470
               Changes in assets and
liabilities
                    Accounts receivable           (75,105)       (174,957)
                    Employee advances                1,393              59
                    Inventory                     (45,723)             248
                    Prepaid expenses and
other assets                                     (447,234)          78,903
                    Accounts payable               823,648         813,199
                    Accrued liabilities            193,834         236,409
                                            -------------- ---------------

                         Total adjustments         929,624       2,439,861
                                            --------------   --------------
                         Net cash used in
operating activities                             (818,074)     (1,898,338)
                                            -------------- ---------------


                                 (continued)

 The accompanying notes are an integral part of these financial statements.

                              NBO Systems, Inc.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                 (UNAUDITED)
                                                  Nine months ended
                                                    December 31,
                                                2002            2001
     Cash flows used in investing
activities
          Purchase of property and
equipment                                         (62,595)        (95,587)
          Proceeds from sale of property,
equipment, and other assets                            254               -
                                            -------------- ---------------
               Net cash used in investing
activities                                        (62,341)        (95,587)
                                            -------------- ---------------

     Cash flows from financing activities
          Increase (decrease) in checks
written in excess of cash in bank                (811,785)         355,921
          Advances on restricted cash            1,894,902               -
          Principal payments on long-term
obligations                                              -        (66,138)
          Proceeds from sale of common
stock                                                    -       1,090,813
          Proceeds from notes to officer                 -          62,500
          Proceeds from loans to
stockholders                                             -         811,752
          Principal payments on notes to
stockholders                                     (389,803)       (268,789)
                                            -------------- ---------------
               Net cash provided by
financing activities                               693,314       1,986,059
                                            -------------- ---------------
               Net decrease in cash              (187,101)         (7,866)

Cash at beginning of period                        456,295           7,866
                                            -------------- ---------------
Cash at end of period                       $      269,194 $             -
                                            ============== ===============

Supplemental disclosures of cash flow
information
     Cash paid during the period for
interest                                    $       56,680  $      106,746

Noncash investing and financing activities
     Beneficial conversion feature of
convertible debt                            $            - $       856,077
     Common stock issued for interest
expense                                             93,900         150,150
     Common stock warrants issued for
interest expense                                    19,670         107,132
     Common stock issued for services                    -          34,095
     Common stock options and warrants
issued for services                                      -           9,573
     Common stock purchased from officer
and related increase in notes
          payable to officer                             -          29,249


Noncash investing and financing activities

Nine months ended December 31, 2002

The Company disposed of property and equipment and other assets resulting in a loss of $9,999, a $7,469 decrease in property and equipment, a $4,298 decrease in accumulated depreciation and a $6,828 decrease in other assets.

The Company had net transfers of $261,510 from property and equipment to other assets.

The Company had net transfers of $67,123 from other assets to property and equipment.

The Company issued 5,384 shares of preferred stock as preferred stock dividends valued at $138,809.

 The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of NBO Systems, Inc. ("NBO" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2002 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of December 31, 2002, its consolidated results of operations for the three and nine months ended December 31, 2002 and 2001, and its consolidated cash flows for the nine months ended December 31, 2002 and 2001. The results of operations for the three and nine months ended December 31, 2002, may not be indicative of the results that may be expected for the year ending March 31, 2003.


NOTE B - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $226,453 and $1,747,698 for the three and nine month periods ended December 31, 2002, respectively, and net losses since inception
   (June 23, 1994) of $25,466,589 as of December 31, 2002. The Company's current liabilities exceed its current assets by $4,834,704 as of
   December 31, 2002. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the revenue sources available to the Company as a result of the new multi-year exclusive agreements entered into are expected to be significant, management intends to continue the pursuit of additional debt or equity financing until revenue sources are sufficient to meet the Company's on-going operational expenses.


NOTE C - RESTRICTED CASH

   Restricted cash consists of funds held for the payment of issued and outstanding gift certificates to customers. These funds are maintained at several financial institutions in depository accounts and associated sweep accounts held by NBO. In the case of merchant retailers, including Urban Retail Properties, The Rouse Company and JP Realty, these accounts are held jointly by NBO and the merchants. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $20,118,000 at December 31, 2002 and approximately $10,981,000 at March 31, 2002.

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         December 31, 2002 and 2001

NOTE C - RESTRICTED CASH - CONTINUED

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

NOTE E - EQUITY

   During the nine month period ended December 31, 2002 the Company issued 17,073 shares of common stock at $5.50 per share for interest in the amount of $93,900 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

   During the nine month period ended December 31, 2002 the Company issued 163,750 common stock warrants for interest and recorded additional interest expense of $119,670 in connection with two outstanding notes payable. Of the 163,750 warrants issued, 84,375 have an exercise price of $4.40 and expire July 6, 2005. The remaining 79,375 warrants issued have an exercise price of $4.40 and expire January 29, 2006. The holder
   of the notes is also a shareholder and an accredited   investor.


                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         December 31, 2002 and 2001

NOTE F - LOSS PER COMMON SHARE



                   Three months ended December        Nine months ended
                               31,                      December 31,
                      2002           2001            2002           2001
Net loss per
common share -
basic and
diluted
Net loss         $   (226,453) $   (1,585,051) $  (1,747,698) $  (4,338,199)
Dividends on
preferred stock
                     (138,809)       (126,198)      (138,809)      (126,198)
                    ----------    ------------    -----------   -----------
Net loss
available to
common
shareholders     $   (365,262) $   (1,711,249) $  (1,886,507) $  (4,464,397)
                    ==========     ===========    ===========    ===========
Common shares
outstanding
during the
entire period       16,582,405      15,998,313     16,569,887     15,608,511
Weighted average
common shares
issued during
the period
                           842          17,950          7,482        275,224
                    ----------    ------------    -----------    -----------
Weighted average
number of common
shares used in
basic EPS
                    16,583,247      16,016,263     16,577,369     15,883,735
                    ----------    ------------    -----------    -----------
Dilutive effect
of stock
options,
warrants, and
convertible
preferred stock              -               -              -              -

Weighted average
number of common
shares and
dilutive
potential common
stock used in
diluted EPS

                    16,583,247      16,016,263     16,577,369     15,883,735
                   ===========    ============    ===========    ===========

   Effective August 14, 2001, the Company approved a 5 for 4 stock split for all outstanding shares of common stock. All shares of common stock in these financial statements and footnotes have been restated to reflect the stock split.

   All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three and nine month periods ended December 31, 2002 and 2001 respectively.

   For the three and nine month periods ended December 31, 2002, the Company had 7,329,333 potentially dilutive shares of common stock not included in the computation of diluted loss per share because of the anti-dilutive effect (7,874,812 potentially dilutive shares for the three and nine month periods ended December 31, 2001).

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         December 31, 2002 and 2001


NOTE G - COMMITMENTS AND CONTINGENCIES

   Litigation

   The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

NOTE H - SUBSEQUENT EVENTS

  On January 2, 2003 the Company hired 12 Regional Education Directors ("RED's") for the Children's Heroes Fundraising efforts in the following markets:
*    Pennsylvania, New Jersey, Rhode Island, Maine
*    New York, New Jersey, Connecticut (3 RED's)
*    Boston
*    Texas (2 RED's)
*    Arizona, Utah
*    Georgia, Tennessee
*    Illinois, Indiana
*    Maryland, District of Columbia
*    Florida
  In January/February, 2003 the Company also hired 14 Community Out-Reach Educators in the Salt Lake City headquarters to support the sales and marketing efforts of the Children's Heroes RED's in the field.
  The Company anticipates a positive net income impact from Children's Heroes beginning in fiscal year 2004. The Company anticipates the strength of this program will facilitate the acquisition of the necessary funding to not only roll out the remainder of this program, but will also enable the Company to generate sufficient cash flow to fund on-going operations.
  On January 9, 2003 the Company entered into a non-exclusive Client Agreement with an Investment Banking firm to raise up to $6 million of funding for operating capital, the roll-out of the Children's Heroes Fundraising Program, and the reduction of outstanding Company debt, as well as other uses not listed herein.

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         December 31, 2002 and 2001


NOTE I - RECENT PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 with no impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In June 2001, FASB issued SFAS No. 142 ("SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. The Company adopted SFAS No. 142 with no impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In June 2001, FASB issued SFAS No. 143 ("SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and /or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. The Company adopted SFAS No. 143 with no material impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In August 2001, FASB issued SFAS No. 144 ("SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 with no material impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In April 2002, FASB issued SFAS No. 145 ("SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on extinguishment of debt. The Company is currently evaluating the impact of SFAS No. 145, but does not expect any significant impact on its financial condition or results of operations upon implementation.

  In June 2002, FASB issued SFAS No. 146 ("SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company adopted SFAS No. 146 with no material impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

                              NBO Systems, Inc.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         December 31, 2002 and 2001


NOTE I - RECENT PRONOUNCEMENTS - CONTINUED

  In November 2002, the Emerging Issues Task Force (EITF) of the FASB issued consensus 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company is currently evaluating the impact of this consensus, but does not expect any significant impact on its financial condition or results of operations upon implementation.

  In December 2002, FASB issued SFAS No. 148 ("SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company's fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company's fiscal 2003 third quarter). The Company is currently evaluating the impact of SFAS No. 148, but does not expect any significant impact on its financial condition or results of operations upon implementation.

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

  This item discusses the results of operations for the Company for the three and nine months ended December 31, 2002, and compares these periods with the same periods of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at December 31, 2002 as compared to March 31, 2002, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2002.

  Overview

  The Company's primary business is to provide comprehensive gift certificate and gift card programs to shopping mall managers and non-mall retailers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores and administers the entire program including accounting, banking, and complying with escheatment regulations. The shopping mall program was initiated in October of 1998 and currently includes malls managed by The Rouse Company, Urban Retail Properties, Inc., JP Realty, Inc., General Growth Properties, Westfield America Trust, CBL & Associates Properties, Inc., Bayer Properties, Inc., Prime Retail, Inc., Konover Property, as well as independently operated properties. In addition, the Company provides all Call Center and Internet Fulfillment of gift certificates/cards for ValueLink clients, a subsidiary of First Data Corp, and Darden Restaurants, Inc. ("Darden"), a subsidiary of General Mills Restaurant, Inc., (GMRI), the largest casual dining restaurant company in the world. Darden concepts include over 1,100 Red Lobster, Olive Garden, Bahama Breeze, and Smokey Bones restaurants in North America. The Company is in the process of soliciting, negotiating, and finalizing additional relationships with other national retail chains and retail outlets that typically have store locations in malls and shopping districts across the United States.

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

  The Company experienced an increase in the face amount of gift certificates and gift cards sold of 1.9% or $676,514 to $35,466,580 from $34,790,066 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced an increase in the face amount of gift certificates and gift cards sold of 4.7% or $2,318,704 to $51,538,311 from $49,219,607 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively.

  Revenues

  The Company experienced an increase in total revenues of 104.3% or $1,515,319 to $2,968,566 from $1,453,247 in the three months ended
  December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced an increase in total revenues of 95.8% or $2,465,448 to $5,039,120 from $2,573,672 in the nine months ended
  December 31, 2002, compared to the nine months ended December 31, 2001, respectively. The increase is due primarily to an increase in the sale of third party gift certificates/cards, the recognition as revenue of unredeemed gift certificates, and an increase in merchant fees earned from retailers as described below.

  The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, and provides Call Center and Internet fulfillment on those gift certificate/card orders.
  The sale of third party gift certificates increased 58.5% or $569,800 to $1,543,280 from $973,480 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The sale of third party gift certificates increased 40.7% or $698,625 to $2,415,779 from $1,717,154 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively.

  The Company recognized as revenue $451,111 in unredeemed gift certificates in the three months ended December 31, 2002. The Company did not recognize revenue of this type in the three month period ended December 31, 2001, as the Company was still collecting historical redemption and breakage data in order to provide accurate and reliable estimates regarding unredeemed gift certificates. The Company recognized as revenue $1,123,534 in unredeemed gift certificates in the nine months ended December 31, 2002. The Company did not recognize revenue of this type in the nine month period ended December 31, 2001, as the Company was still collecting historical redemption and breakage data in order to provide accurate and reliable estimates regarding unredeemed gift certificates. The Company began recognizing revenue from unredeemed gift certificates for the first time in the fourth quarter of the fiscal year ended March 31, 2002.

  The Company experienced an increase in merchant fees earned from retailers of 120.7% or $401,598 to $734,314 from $332,716 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced an increase in merchant fees earned from retailers of 113.3% or $579,950 to $1,091,654 from $511,704 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. This increase is due primarily to the Company billing retailers for the cost of services previously absorbed by the Company.

  Cost of Revenues

  The Company experienced an increase in the total cost of revenues of 53.9% or $667,278 to $1,904,678 from $1,237,400 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced an increase in the total cost of revenues of 44.4% or $969,423 to $3,152,126 from $2,182,703 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. This increase in the amount of cost of revenues is due to a proportional increase in the sale of gift certificates and gift cards, resulting in an increase in the cost of certificates and cards sold, as well as the related billings to merchants for fees as described below.

  The $1,904,678 total cost of revenues represents 64.2% of total revenues in the three months ended December 31, 2002, compared to the $1,237,400 and 85.1% in the three months ended December 31, 2001, respectively. The $3,152,126 total cost of revenues represents 62.6% of total revenues in the nine months ended December 31, 2002, compared to the $2,182,703 and 84.8% in the nine months ended December 31, 2001, respectively. This decrease in percentage is attributable to renegotiated contracts, better profit margins on sales, and the
                                     16

  Company's ability to invoice merchants for costs previously absorbed by the Company.

  The Company experienced an increase in the cost of third party gift certificates/cards of 46.4% or $427,207 to $1,348,678 from $921,471 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced an increase in the cost of third party certificates/cards of 36.8% or $571,669 to $2,123,585 from $1,551,916 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates/cards.

  The Company experienced an increase in merchant fees and charges incurred of 55.9% or $92,772 to $258,715 from $165,943 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced an increase in merchant fees and charges incurred of 56.7% or $229,176 to $633,230 from $404,054 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. This increase is due primarily to the associated costs incurred as a result of the increase in gift certificate and gift card sales.

  The Company experienced an increase in gross profit of 392.9% or $848,041 to $1,063,888 from $215,847 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced an increase in gross profit of 382.6% or $1,496,025 to $1,886,994 from $390,969 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. Gross profit margins increased to 35.8% from 14.9% in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. Gross profit margins increased to 37.4% from 15.2% in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. These increases are attributable mainly to the recognition as revenue of unredeemed gift certificates.

  New Business Developments

  On October 10, 2002 the Company entered into a Master Agreement with Metavante, a Wisconsin corporation with offices located in Milwaukee, Wisconsin to provide processing software and services in conjunction with the issuance of Discover/Novus gift cards and related gift card products. On October 11, 2002 the Company entered into a Cash Card Issuer Agreement with Discover Financial Services, Inc., ("DFS"), a Delaware Corporation with offices located in Riverwoods, Illinois. DFS operates the Discover Card Network that allows cardholders to purchase goods or services from participating merchants using Discover mall gift cards issued by the Company.

  On October 14, 2002 the Company entered into an exclusive contract with Merle Hay Mall, an Iowa Limited Partnership, with offices located in Chicago, Illinois. The Company will manage the Discover gift card program at Merle Hay mall located in Des Moines, Iowa. The Company anticipates annual mall gift card sales of approximately $700,000 and annual revenues to the Company of approximately $84,000.

  On October 17, 2002 the Company entered into an exclusive Gift Certificate Services Agreement with the Saladworks, Inc., a Pennsylvania corporation with offices located in Conshohocken, Pennsylvania. Saladworks operates a total of 35 restaurants including, 13 restaurants in New Jersey, 20 restaurants in Pennsylvania, 1 restaurant in Chicago, Illinois, and 1 restaurant in Washington, DC. Saladworks has contracted with the Company to be the sole fulfillment provider of gift certificates, whether from the store locations, over the Internet, or through call center sales. The revenue impact to the Company is unknown at this time.
                                     17

  On October 28, 2002 the Company entered into four exclusive contracts with The Rouse Company, with offices located in Columbia, Maryland to provide mall gift cards for the malls located in San Antonio, Texas, Collin Creek, Texas, Highland, Texas, and Hulen, Texas. Rouse is the Company's largest mall developer relationship, and this contract increases the number of mall gift certificate/gift card programs managed for Rouse by the Company from 43 to 47. The Company anticipates total annual mall gift card sales for the four new properties to be approximately $3.0 million, and annual revenues to the Company to be approximately $360,000.

  On October 31, 2002 the Company received a Letter of Intent to install Discover gift card programs in the 4 remaining Warmack and Company, LLC mall properties in addition to the 3 properties that were in operation for the holiday season 2002. The four new properties are located in Jonesboro, Arkansas, Salina, Kansas, Lawton, Oklahoma and Muskogee, Oklahoma. The Company anticipates annual mall gift card sales of approximately $4.0 million and annual revenues to the Company of approximately $480,000.

  On October 31, 2002 the Company entered into an exclusive Master Services Agreement with IPS Card Solutions, Inc., doing business as ValueLink, a Maryland corporation, with offices located in Englewood, Colorado. ValueLink will contract with the Company to, on an outsourced back-end support services basis, allow and enable ValueLink to offer, sell and provide to each and any of its clients that use ValueLink's Stored Value Card Services, card order fulfillment services to be provided by NBO. NBO will provide all fulfillment, activation, loading of value, packaging and customer support for ValueLink merchants provided to the Company by a work order, through the internet and the Company's call center, billable to ValueLink on a per card basis. ValueLink is a wholly owned subsidiary of First Data Corp. The Company anticipates revenues to the Company, based on ValueLink clients for the remainder of fiscal 2003, could be approximately $500,000 and could be approximately $3,400,000 for fiscal year 2004.

  On November 25, 2002 the Company received an order from IPS Card Solutions, Inc. via ValueLink to provide internet and call center fulfillment for gift cards for the Avado Brand restaurant group, which includes Don Pablo's and Hops. Estimated gift card volume is estimated at 40,000 cards annually. The Company anticipates annual card sales for Avado brands at approximately $2.0 million and net profit to the Company of approximately $82,000.

  On November 20, 2002 the Company extended its Gift Card Pilot Program with CBL & Associates Properties, Inc. for an additional 90 days under the same terms and conditions as the original agreement.

  On November 22, 2002 the Company entered into a Reseller Agreement for Traditional Scrip Programs with the National Scrip Center ("NSC"), a California nonprofit corporation, whereby the Company will purchase NSC traditional scrip gift certificates and gift cards, including a private label (Children's Heroes) Persona Select gift card as a reseller. NSC will provide 100% of its merchants participating in the NSC Traditional Scrip Program to NBO as a reseller, with rights to sell throughout the USA, sharing gross merchant discounts revenue.

  On November 26, 2002 the Company entered into an exclusive Internet, Call Center & Corporate Sales Participation Agreement with Consolidated Restaurant Operations, Inc., ("CRO") a Texas corporation with offices located in Dallas, Texas. CRO operates restaurant brands including El Chico, Cantina Laredo, Spaghetti Warehouse, Good Eats and Lucky's. CRO has contracted with the Company to be the sole fulfillment provider of gift certificates over the Internet, or through call center sales. The revenue impact to the Company is unknown at this time.

  During the nine month period ended December 31, 2002 the Company initiated the ramp-up of the Children's HeroesTM Fundraising Program, a "grass roots" loyalty and community fundraising program. The program is designed to drive increased transactions, monthly visits, and incremental profit for shopping centers, restaurants, and local merchants while concurrently raising funds for community schools, youth sports, youth groups, and other local nonprofit organizations. The Company's intent is to revolutionize both the community-based loyalty and fundraising industries. The Company anticipates the sales and revenue impact of the Children's Heroes program to be not material for the remainder of fiscal year 2003, as the program is ramped up and rolled out in approximately 10 east coast cities.

  Operating Expenses

  The Company experienced an increase in total operating expenses of 6.3% or $71,036 to $1,193,269 from $1,122,233 in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced a decrease in total operating expenses of 1.5% or $50,075 to $3,302,637 from $3,352,712 in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. The slight increase in the three month period and the slight decrease in the nine month period is attributable mainly to the Company's commitment to keep operating expenses constant with cost control measures.

  The Company's operating expenses exceeded gross profit in the three and nine month periods ending December 31, 2002 and 2001, respectively. The Company experienced a decrease in operating losses of 85.7% or $777,005 to ($129,381) from ($906,386) in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced a decrease in operating losses of 52.2% or $1,546,100 to ($1,415,643) from ($2,961,743) in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. These decreases are attributable to increased revenues at better profit margins to cover the cost of revenues, as well as cost cutting efforts by theCompany for operating expenses.

  Other Income (Expense)

  The Company experienced a decrease in total other expenses of 85.7% or $581,593 to ($97,072) from ($678,665) in the three months ended December 31, 2002, compared to the three months ended December 31, 2001, respectively. The Company experienced a decrease in total other expenses of 75.9% or $1,044,401 to ($332,055) from ($1,376,456) in the nine months ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. The decreases are primarily from a decrease in interest expense associated with notes to stockholders that were retired, and no additional beneficial conversion interest expense realized.

  Liquidity and Capital Resources

  The Company's total costs and expenses are currently greater than its revenues. In addition, the Company's operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of December 31, 2002 was ($25,466,589). However, the growth of losses has reduced substantially as described below, and the Company is making significant progress toward internally generated cash flow sufficient to fund operations.

  The Company's net losses decreased by 85.7% or $1,358,598 to ($226,453) from ($1,585,051) in the three months ended December 31, 2002, compared to the three months ended December 30, 2001, respectively. The Company's net losses decreased by 59.7% or $2,590,501 to ($1,747,698) from ($4,338,199)
  in the nine months
                                     19
  ended December 31, 2002, compared to the nine months ended December 31, 2001, respectively. The Company's current liabilities exceed its current assets by $4,834,704 as of December 31, 2002. The Company anticipates net losses of approximately $2.5 million in the fiscal year ending 2003, but net income could be approximately $7.6 million for the fiscal year ending 2004 due to the ramp-up of the Children's Heroes program described in Note H - Subsequent Events in the Notes to Condensed Consolidated Financial Statements, as well as expansion of existing programs.

  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. (see Note B to the condensed consolidated financial statements). The Company will continue to attempt to raise capital through private equity offerings until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses in all departments where applicable.

  Recent Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 with no impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In June 2001, FASB issued SFAS No. 142 ("SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. The Company adopted SFAS No. 142 with no impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In June 2001, FASB issued SFAS No. 143 ("SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and /or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. The Company adopted SFAS No. 143 with no material impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In August 2001, FASB issued SFAS No. 144 ("SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 with no material impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In April 2002, FASB issued SFAS No. 145 ("SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on extinguishment of debt. The Company is currently evaluating the impact of SFAS No. 145, but does not expect any significant impact on its financial condition or results of operations upon implementation.

  In June 2002, FASB issued SFAS No. 146 ("SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company adopted SFAS No. 146 with no material impact on its financial condition or results of operations for the three and nine month periods ended December 31, 2002.

  In November 2002, the Emerging Issues Task Force (EITF) of the FASB issued consensus 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company is currently evaluating the impact of this consensus, but does not expect any significant impact on its financial condition or results of operations upon implementation.

  In December 2002, FASB issued SFAS No. 148 ("SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company's fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company's fiscal 2003 third quarter). The Company is currently evaluating the impact of SFAS No. 148, but does not expect any significant impact on its financial condition or results of operations upon implementation.

  Liquidity and Financing Arrangements

  During the nine month period ended December 31, 2002 the Company issued 17,073 shares of common stock for interest in the amount of $93,900
  according to the terms of a note payable.   The note holder is also a
  shareholder and an accredited investor. This transaction was completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended.

  During the nine month period ended December 31, 2002 the Company issued 163,750 common stock warrants for interest and recorded additional interest expense of $119,670 in connection with two outstanding notes
  payable.   Of the 163,750 warrants issued, 84,375 have an exercise price of $4.40 and expire July 6, 2005. The remaining 79,375 warrants issued have an exercise price of $4.40 and expire January 29, 2006. The holder of the notes is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended.

  During the nine month period ended December 31, 2002, the Company made principal payments on notes to stockholders totaling $389,803. Notes to stockholders totaling $893,252 represent 2.7% of current liabilities at December 31, 2002, compared to Notes to stockholders totaling $1,283,055 representing 7.8% of current liabilities at March 31, 2002.

  The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash will be needed to reduce the Company's debt and losses until such time as the Company becomes profitable.
                                     21

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

  Subsequent Events

  On January 2, 2003 the Company hired 12 Regional Education Directors ("RED's") for the Children's Heroes Fundraising efforts in the following markets:

*    Pennsylvania, New Jersey, Rhode Island, Maine
*    New York, New Jersey, Connecticut (3 RED's)
*    Boston
*    Texas (2 RED's)
*    Arizona, Utah
*    Georgia, Tennessee
*    Illinois, Indiana
*    Maryland, District of Columbia
*    Florida

  In January/February, 2003 the Company also hired 14 Community Out-Reach Educators in the Salt Lake City headquarters to support the sales and marketing efforts of the Children's Heroes RED's in the field.

  The Company anticipates a positive net income impact from Children's Heroes beginning in fiscal year 2004. The Company anticipates the strength of this program will facilitate the acquisition of the necessary funding to not only roll out the remainder of this program, but will also enable the Company to generate sufficient cash flow to fund on-going operations.

  On January 9, 2003 the Company entered into a non-exclusive Client Agreement with an Investment Banking firm to raise up to $6 million of funding for operating capital, the roll-out of the Children's Heroes Fundraising Program, and the reduction of outstanding Company debt, as well as other uses not listed herein.
                                     22

ITEM 3.   CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls, subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

Item 2.   Changes in Securities

     During the nine month period ended December 31, 2002 the Company issued 17,073 shares of common stock for interest in the amount of $93,900
     according to the terms of a note payable.   The note holder is also a
     shareholder and an accredited investor. This transaction was completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended.

     During the nine month period ended December 31, 2002 the Company issued 163,750 common stock warrants for interest and recorded additional interest expense of $119,670 in connection with two outstanding notes
     payable.   Of the 163,750 warrants issued, 84,375 have an exercise
     price of $4.40 and expire July 6, 2005. The remaining 79,375 warrants issued have an exercise price of $4.40 and expire January 29, 2006.
     The holder of the notes is also a shareholder and an accredited investor. These transactions were completed in accordance with Rule 506 promulgated by the SEC under Section 4(2) of the Exchange Act of 1933 as amended.

     During the nine month period ended December 31, 2002, the Company made principal payments on notes to stockholders totaling $389,803.

Item 3.   Defaults Upon Senior Securities
     None.

Item 4.   Submission of Matters to a Vote of Security Holders
     None.

Item 5.   Other Information
     None.

Item 6.      Exhibits and Reports on Form 8-K
     (a)  Reports on Form 8-K for the period covered by this report:  None.
(b)  Exhibits: The exhibits required are set forth below:

     (10).1    Metavante Master Agreement                            10/10/02
     (10).2    Discover Financial Services, Inc. Cash Card
               Issuer Agreement                                      10/11/02
     (10).3    Merle Hay Mall Contract Services Agreement            10/14/02
     (10).4    Saladworks Gift Certificate Services Agreement        10/17/02
     (10).5    Rouse - Contract Services Agreements
          (10).5.1 North Star, (TX)                                  10/28/02
          (10).5.2 Collin Creek, (TX)                                10/28/02
          (10).5.3 Highland, (TX)                                    10/28/02
          (10).5.4 Hulen, (TX)                                       10/28/02
     (10).6    IPS Master Services Agreement                         10/31/02
     (10).7    IPS (ValueLink) Avado Work Order                      11/25/02
     (10).8    CBL Gift Card Pilot Extension                         11/20/02
     (10.9)    NSC Reseller Agreement                                11/22/02
     (10.10)   CRO Sales Participation Agreement                     11/26/02

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO SYSTEMS, INC.

By   /s/
     Keith A. Guevara                             February 14, 2003
     Chairman/President/CEO


     /s/
     Kent Jasperson                               February 14, 2003
     Chief Accounting Officer


     /s/
     Christopher Foley                            February 14, 2003
     Chief Financial Officer

                            STATEMENT PURSUANT TO
                           18 U.S.C.  SECTION 1350


Keith A. Guevara, as Chief Executive Officer of NBO Systems, Inc. (the "Company"), and Christopher Foley, as Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. 1350(b), that

     (1) the Company's Quarterly Report of Form 10-QSB for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the applicable requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 14, 2003      /s/
                         Keith A. Guevara
                         Chief Executive Officer
                         Of
                         NBO Systems, Inc.

Dated: February 14, 2003      /s/
                         Christopher Foley
                         Chief Financial Officer
                         Of
                         NBO Systems, Inc.

 I, Keith A. Guevara, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of NBO SYSTEMS, INC.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

 /s/ Keith A. Guevara
  [Signature]

Chairman of the Board of Directors, Chief Executive Officer and President

 I, Christopher Foley, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of NBO SYSTEMS, INC.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

 /s/ Christopher Foley
  [Signature]

Member of the Board of Directors and Chief Financial Officer