Form 10KSB
period 2003-03-31
NBO SYSTEMS  INC
filed 2003-12-19
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

NBO SYSTEMS, INC.

(Formerly known as NBO, Inc., a Utah Corporation)
STATE OF MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	55-0795927 (IRS Employer Identification Number)
3676 West California Avenue, Building D Salt Lake City, Utah (Address of Principal Executive Offices)	84104 (Zip code)

(801) 887-7000

(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title Of Each Class To Be So Registered	Name Of Each Exchange On Which Each Class Is To Be Registered
None	N/A

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

Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $5,644,307

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Voting: 13,677,873 non-affiliate common shares at $5.50 = $75,228,302

Non-Voting: zero

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity. 16,621,379 common shares as of March 31, 2003.

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

PART I

Item 1. Description of Business.

(a) Business Development

NBO Systems, Inc. ("NBO" or the "Company" or "we") began operations as an Utah C Corporation in June 1994 as "Neighborhood Box Office, Inc." On July 17, 2000 the Company changed its name from Neighborhood Box Office, Inc. to NBO, Inc. In January of 2002, NBO, Inc., merged into its wholly-owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland.

There have been no bankruptcy, receivership or similar proceedings to date. There has been no material reclassification, merger, consolidation, or purchase or sale of assets in the fiscal year ended March 31, 2003.

The Company was created for the purpose of developing a state-of the-art event and entertainment ticket distribution system. The first several years of operations well into 1997 were spent primarily on the development of software, along with the design and integration of hardware components in a kiosk. Kiosks were installed in a beta test site and additional markets were subsequently installed in several geographic areas, demonstrating the technology and capabilities of the Company to the industry.

In late 1997 and early 1998, the Company decided to pursue opportunities distributing gift certificates using technology similar to that already developed for the ticketing business. In 1998 the Company was successful in finalizing an agreement with Urban Retail Properties, Inc., one of the nation's largest mall owner/operators, to distribute gift certificates on an exclusive basis for 14 mall properties.

In the fall of 1999, the Company's exclusive agreement with Urban was expanded to include eight additional mall properties. With additional expansion, the number of Urban properties increased to 23 malls operating NBO gift certificate programs. On May 3, 2002 a sale of certain Rodamco North America, N.V. ("Rodamco" or "Urban Retail Properties" or "Urban") malls to The Rouse Company ("Rouse"), Simon Properties ("Simon") and Westfield America Trust ("Westfield") was completed. As a result, Urban Retail Properties Co. was re-organized to continue the third party management of the mall business of Rodamco. In the fall of 2002, mall gift certificate contracts were renewed for an additional three-year term for the remaining 6 Urban mall properties. As of March 31, 2003, a total of 6 Urban malls are installed and operational with NBO gift certificate programs. Issuances for the Urban malls since inception through March 31, 2003 include fulfillment of 2,140,887 mall gift certificates totaling $74,204,016.

In 1999, the Company entered into an exclusive agreement with The Rouse Company to manage gift certificate programs for 5 of it's 44 mall properties as a test. Based on the success of that 5 property test, in the summer of 2000, the Company contracted with Rouse to implement gift certificate programs in it's remaining 39 properties. With additional property expansion, as of March 31, 2003 a total of 47 Rouse malls are installed and operational with NBO gift certificate programs, including 43 properties operating with paper gift certificates and 4 properties operational with stored value gift cards. In the fall of 2002, contracts for gift certificate programs in all Rouse properties were renewed for an additional three-year term. The Company is in the process of providing a proposal to Rouse to convert all of their existing paper gift certificate programs to gift card programs. Issuances for the Rouse malls since inception through March 31, 2003 include fulfillment of 1,624,621 mall gift certificates totaling $65,034,859 and fulfillment of 22,060 mall gift cards totaling $1,433,630.

In 1999, the Company entered into an agreement with JP Realty Inc. to manage gift certificate programs for their entire portfolio of 18 properties. On June 5, 2002 a shareholder meeting was conducted by JP Realty ("JPR") to consider and vote upon a proposal to approve the merger of JP Realty, Inc. with and into GGP Acquisition, L.L.C., a Delaware limited liability company and an indirect subsidiary of General Growth Properties, Inc., substantially on the terms set forth in the Agreement and Plan of Merger, dated March 3, 2002, among General Growth Properties, Inc., GGP Limited Partnership, GGP Acquisition, L.L.C., GGP Acquisition II, L.L.C., JP Realty, Inc., and Price Development Company, Limited Partnership. The Company has been informed by GGP that existing gift certificate programs at JPR properties will remain in place through the end of the contract term in September 2004. The transaction actually closed on July 10, 2002 with no affect on Company operations. As of March 31, 2003 all 18 properties are still fully operational. Issuances for the GGP malls since inception through March 31, 2003 include fulfillment of 808,003 mall gift certificates totaling $25,450,375 and fulfillment of 29,745 mall gift cards totaling $1,492,316.

From 1999 through March 2003, the Company has entered into agreements to manage gift certificate/gift card programs with 13 independent malls located across the USA. Issuances for the independent malls since inception through March 31, 2003 include fulfillment of 112,802 mall gift certificates totaling $2,957,174 and fulfillment of 3,626 mall gift cards totaling $167,009.

In the spring of 2000, the Company entered into an exclusive agreement with Konover Properties to manage gift certificate programs for 31 Factory Stores of America ("FSA") outlets. In 2002, Konover sold 29 of the 31 FSA's to Chelsea Property Group. As of March 31, 2003 the Company continues to offer gift certificate fulfillment for both Konover and Chelsea FSA's. Issuances for these outlets since inception through March 31, 2003 include fulfillment of 13,224 FSA gift certificates totaling $356,320.

In April 2000, the Company signed an agreement with Smith's Food and Drug Stores, the leading supermarket chain in Salt Lake City, Utah to distribute gift certificates from 37 Smith's store locations utilizing kiosk technology along the Wasatch front in Utah. Internet and Call Center orders were also fulfilled at the Company's fulfillment center in Salt Lake City. The Company signed gift certificate distribution agreements with approximately 282 local retail businesses, with more than 500 retail outlets. In the spring of 2002, the Company decided to discontinue distribution of gift certificates through the kiosk technology due to overhead costs associated with the operation of the kiosks. The Company continues to provide Internet and Call Center order fulfillment of gift certificates for these merchants. Issuances through the kiosks since inception through March 31, 2003 include fulfillment of 20,988 local merchant gift certificates totaling $546,634. As of January 2003, the Salt Lake City merchants are being solicited as a beta test for roll-out of the Children's Heroes Community Scrip Card. Upon successful proof of concept, the Company anticipates duplicating these efforts in additional targeted Children's Heroes markets across the country.

In April 2000, the Company entered into an exclusive three-year agreement with Darden Restaurants, Inc. to sell gift cards via the Internet for all Olive Garden, Red Lobster, Bahama Breeze and Smokey Bones restaurants. Issuances since inception through March 31, 2003 include fulfillment of 193,625 Darden and Darden Restaurant Concept gift cards totaling $5,724,665.

In the fall of 2001, the Company entered into an agreement with Bayer Properties of Birmingham, Alabama to manage gift card programs in two mall properties. The two mall properties are located in Birmingham, Alabama and Louisville, Kentucky respectively. Issuances since inception through March 31, 2003 include fulfillment of 38,169 mall gift cards totaling $2,312,862.

In the summer of 2002, the Company entered into an agreement with CBL and Associates Properties, Inc. ("CBL") to manage mall gift card programs in two mall properties. The mall properties are located in Fairview Heights, Illinois and Dalton, Georgia respectively. CBL currently owns and operates a total of 53 mall properties nationwide with gift certificate/gift card sales of approximately $50 million annually. CBL's corporate headquarters are located in Chattanooga, Tennessee. Sales since inception through March 31, 2003 include fulfillment of 36,797 mall gift cards totaling $1,617,694.

On July 31, 2002 the Company entered into a five year License and Services Agreement with Card Commerce International, Inc., ("CCI"), a Delaware corporation with offices located in Los Angeles, California. Card Commerce International is a provider of value added, information-based solutions, including data and risk management solutions to loyalty program providers, merchant acquirers/processors and others. CCI is also a provider of affinity/loyalty solutions, matching merchant and consumer participants, determining their eligibility and calculating the amount of their rebates, rewards and incentives. This agreement will be incorporated into the Children's Heroes credit card registration efforts and other product offerings detailed below.

On September 17, 2002 based on the long-term success with the Darden fulfillment contract, and a favorable reference from the Darden Corporation itself, NBO was approached by ValueLink, a wholly owned subsidiary of First Data Corp. Subsequent to the meetings initiated by ValueLink, NBO entered into an exclusive Master Services Agreement with IPS Card Solutions, Inc. (doing business as ValueLink), a Maryland corporation, with offices located in Englewood, Colorado. ValueLink now contracts with NBO, on an outsourced back-end support services basis, to allow and enable ValueLink to offer, sell and provide to each and any of its clients that use ValueLink's Stored Value Card Services, card order fulfillment services. NBO will provide all fulfillment, activation, loading of value, packaging and customer support for ValueLink merchants through Internet orders and orders received by the Company's Call Center, billable to ValueLink on a per card basis. As of March 31, 2003 the Company received work orders from IPS Card Solutions, Inc. via ValueLink to provide Internet and Call Center fulfillment for stored value gift cards for several ValueLink clients. ValueLink and NBO are working together diligently to bring additional ValueLink clients to NBO for fulfillment services. Sales since inception for ValueLink clients through March 31, 2003 include fulfillment of 1,173 gift cards totaling $38,735.

On September 24, 2002 the Company entered into an exclusive one year Internet Sales Participation Agreement with the Bigtime Restaurant Group, a Florida corporation with offices located in West Palm Beach, Florida. Bigtime Restaurant Group operates 8 restaurants in the south Florida area and has contracted with the Company to be the sole fulfillment provider of Internet gift certificate sales from the client's website. This agreement has the same financial structure as the Darden agreement. Sales since inception through March 31, 2003 are not material.

On October 10, 2002 the Company entered into a Master Agreement with Metavante, a Wisconsin corporation with offices located in Milwaukee, Wisconsin to provide processing software and services in conjunction with the issuance of Discover/Novus gift cards and related gift card products.

On October 11, 2002 the Company entered into a Cash Card Issuer Agreement with Discover Financial Services, Inc., ("DFS"), a Delaware Corporation with offices located in Riverwoods, Illinois. DFS operates the Discover Card Network that allows cardholders to purchase goods or services from participating merchants using Discover mall gift cards issued by the Company. NBO became the first and only issuer of Discover/Novus stored value gift cards to be used in the mall industry. NBO also became the first and only company in the country to provide two distinct mall gift card platform offerings (MasterCard & Discover) at the same time to the mall industry.

On October 14, 2002 the Company entered into an exclusive contract with Merle Hay Mall, an Iowa Limited Partnership, with offices located in Chicago, Illinois. The Company manages the Discover gift card program at Merle Hay mall located in Des Moines, Iowa. Sales since inception through March 31, 2003 include fulfillment of 3,742 mall gift certificates totaling $1,127,652 and 7,806 mall gift cards totaling $333,874.

On October 17, 2002 the Company entered into an exclusive Gift Certificate Services Agreement with Saladworks, Inc., a Pennsylvania corporation with offices located in Conshohocken, Pennsylvania. Saladworks operates a total of 35 restaurants including, 13 restaurants in New Jersey, 20 restaurants in Pennsylvania, 1 restaurant in Chicago, Illinois, and 1 restaurant in Washington, DC. Saladworks has contracted with the Company to be the sole fulfillment provider of gift certificates, whether from the store locations, over the Internet, or through call center sales. Sales since inception through March 31, 2003 are not material.

On October 31, 2002 the Company entered into an exclusive contract with Warmack and Company, LLC of Texarkana, Texas to install Discover mall gift card programs in 3 of 7 mall properties located in Fort Smith, Arkansas; Texarkana, Texas; and Port Arthur, Texas. In March 2003 the Company completed an Amendment to the contract to install Discover mall gift card programs in the remaining 4 Warmack mall properties located in Jonesboro, Arkansas; Salina, Kansas; Lawton, Oklahoma and Muskogee, Oklahoma. Sales since inception through March 31, 2003 include fulfillment of 12,300 mall gift cards totaling $567,502.

On November 26, 2002 the Company entered into an exclusive Internet, Call Center & Corporate Sales Participation Agreement with Consolidated Restaurant Operations, Inc., ("CRO") a Texas corporation with offices located in Dallas, Texas. CRO operates restaurant brands including El Chico, Cantina Laredo, Spaghetti Warehouse, Good Eats and Lucky's. CRO has contracted with the Company to be the sole fulfillment provider of gift certificates over the Internet, or through call center sales. Sales since inception through March 31, 2003 are not material.

In December 2002, the Company initiated the ramp-up of the Children's Heroes Fundraising Program - a "grass roots" loyalty and community fundraising program. The program is designed to drive increased transactions, monthly visits, and incremental profit for shopping centers, restaurants, and local merchants while concurrently raising funds for community schools, youth sports, youth groups, and other local nonprofit organizations. The Company experienced immaterial sales and revenues from the Children's Heroes program in the fiscal year ended March 31, 2003. The Company anticipates having 9 major regional markets either fully operational or in the ramp-up stage during fiscal 2004. As of March 31, 2003 the Company is conducting scrip operations in Massachusetts, Georgia, Texas, Arizona and Utah. The Company intends to roll-out a total of 45 major markets nationwide by 2006.

As of March 31, 2003 the Company has contracted to re-sell gift certificates for more than 27 national retailers whereby the Company purchases their gift certificates and then re-sells them on the Company's Internet site. Sales since inception through March 31, 2003 include fulfillment of 10,107 gift certificates totaling $119,963.

(b) Gift Cards

Gift card purchasers and users are as diverse as the look and packaging of gift cards themselves, according to a national study commissioned by ValueLink, the gift and spending card service of First Data Corp. The ValueLink/Omnibus survey of more than 1,200 consumers aged 18 or older depicts a gift card market that includes a broad range of consumers with varying degrees of awareness, purchase and use of gift cards over the past year and for the future. From males to females, young adults to seniors, Internet compared with non-Internet users and Hispanics contrasted with non-Hispanics, the ValueLink survey results provide a snapshot of the differences among gift card users. Approximately 70 percent of gift card buyers fall between the ages of 25 and 54, most are married with children, and are full-time employees with some level of college education. However, given the industry's continued double-digit growth, it is important to understand the diversity of gift card consumers and continue to develop and enhance the product to meet the preferences of these unique groups.

Middle income families and high income professionals are the primary gift card buyers, accounting for 60 percent of gift card purchases as a whole. While males and females purchased roughly the same number of cards in 2002, 4.5 and 4.7 cards respectively, males were more likely to load higher dollar amounts on their purchased cards, $58 versus $45 for females. Males also received more cards than females in 2002, 31 percent and 28 percent, respectively.

Although levels of awareness are lower among young adults and older adults, the older adult category demonstrated a strong interest and willingness to load higher dollar values on gift cards. Adults 65 and older maintain the highest average dollar value when purchasing cards, $77. The average dollar value of purchased gift cards among all consumers is $50. Older adult consumers also helped drive the purchase of cards valued at $100 or more up from 8 percent in 2001 to 14 percent in 2002.

With increases in online sales reported by many merchants in 2002, Internet users have demonstrated interest in gift cards for both online and offline use. The survey noted several key differences between Internet users and non-Internet users. Among Internet users, awareness of gift cards is 20% higher (87%) than for non-Internet users (67%). Internet users are more likely to purchase gift cards (54% vs. 37% for non-Internet users) and 45% of Internet users actually use gift cards vs. 26% for non-Internet users. Nearly three-quarters (73%) said a gift card that could be used with multiple merchants would be appealing vs. 56% percent of non-Internet users. 43% prefer reloadable cards vs. 34% of non-Internet users.

In addition, 20% of all consumers said that they are likely to purchase a gift card from a merchant's Web site in the coming year. Another 18% said they are likely to make an Internet purchase using a gift card in the coming year.

The U.S. Hispanic market, now the largest minority market in the country with 37 million consumers and well over a half trillion dollars in buying power, according to the U.S. Census Bureau and Hispanic Business magazine, was also a focus of the ValueLink survey.

Key findings from the Hispanic market segment include:

   Gift card awareness among the Hispanic market is lower than the non-Hispanic market by 26%, (56% vs. 82%).

  Although awareness levels were lower, Hispanics are more likely to make their decision to purchase a gift card while they are in a store (42%) than the 17% of non-Hispanics.

  19% of Hispanics used a gift card in 2002 vs. 39% of non-Hispanics.

   Reloadable gift cards are also far more appealing to Hispanic consumers than non-Hispanics: 24 percent vs. 11 percent, respectively, have used a reloadable card while 62 percent of Hispanics vs. 33 percent of non-Hispanics expressed interest in the ability to reload funds on a gift card

  Birthdays and the Christmas holiday are the most frequent gift card giving occasions among Hispanics, and a majority expressed interest in personalizing gift cards with a receiver's name (66%) and specifying a special occasion (65%).

(Source: CardFlash - Daily Payment Card News 5-14-03)

(c) Business of the Company

a.    Principal Products and Services

NBO's primary business is to provide comprehensive paper gift certificate and magnetic stored value gift card programs to shopping mall managers, non-mall retailers and consumers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores. The Company administers the entire program including accounting, banking, and complying with abandoned property laws (handling of non-redeemed gift certificates and gift cards).

NBO's secondary business channel includes fulfillment of gift certificates and gift cards ordered by consumers, businesses and merchants via the Internet and the Company's toll free telephone lines.

NBO's third business channel is fundraising for non-profit organizations, primarily K-12 schools, via the Children's Heroes brand name utilizing Scrip, a Community Scrip Card, credit card registrations and an Affinity/Loyalty credit card program.

The Company's revenue model is predicated on the following sources:

  Interest income on purchased but unredeemed gift certificates and gift cards

  Convenience fees charged to customers upon the purchase of gift certificates and gift cards via the Internet and Call Center

  Merchant discounts provided by retailers in connection with the re-sale of gift certificates and gift cards

  Service fees on gift cards (where not prohibited by law)

  Funds (breakage) from unused gift certificates

  Shipping and fulfillment fees

  Commissions and registration fees on credit card registrations and affinity card sign-ups

The accounting treatment for recognition of revenue from the sale of gift cards and gift certificates is complex. Revenue from the sale of gift certificates and gift cards is not included in the revenues of the Company in the financial statements in cases where the Company's sale of gift certificates and gift cards is similar to the activities of an agent that receives commissions. However, the Company does include the revenues from the sale of gift certificates and gift cards in the Company's financial statements in cases where the Company bears financial risk and other indicators of control over the product or service. The accounting treatment in each case will depend upon the facts and circumstances, including the terms of the contracts relating to the sale of the gift certificates or gift cards. In cases where the face value from the sale of gift certificates and gift cards is not included in revenues of the Company, the amount of such revenues is disclosed either as a memorandum item on the statement of operations or in footnotes to the financial statements. Revenues from convenience fees, merchant fees, interest on the proceeds from the purchase of gift certificates and gift cards in the restricted accounts and service fees on gift certificates and gift cards (where not prohibited by law) are recognized by the Company as earned.

b.    Distribution Methods

The Company manages or sells gift certificates and gift cards through the following channels:

Dual Advantage Counter Top Units ("CTUs"): These computer, monitor and keyboard combinations are located at Customer Service counters in malls and other retail locations where mall employees sell gift certificates and/or gift cards by credit/debit card, cash or check. The Dual Advantage PC Software allows the consumer the choice of purchasing a paper gift certificate or a plastic magnetic stored value gift card. Transactions conducted in this manner result in immediate order fulfillment with the gift certificate or gift card delivered immediately to the customer by a mall or retail distribution center employee.

Electronic Kiosks ("Kiosks"): The Company has developed user-friendly, computer-enabled kiosks to make purchasing gift certificates as easy as using an ATM machine. The difficulties facing customers when purchasing gift certificates through sales clerks, such as long lines and hard to find distribution points, may be ameliorated using the Company's Kiosk System. The Kiosks are generally located at convenient locations in shopping malls, supermarkets, airports, office buildings and other desirable high-traffic areas. The relatively small footprint of the Kiosk allows it to be positioned in heavily traveled areas to give customers easy access. With increased consumer awareness and use of the Internet to order gift certificates and gift cards, kiosk technology has become less of a business focus by the Company and will not be actively pursued beyond installations currently in place.

Business to Business ("B2B") Sales: The Company has a dedicated sales force to market gift certificate and gift card programs to corporations for holiday and special occasion gifts to employees and clients, and for incentive/reward programs throughout the year. These programs are an important complement to the Company's other sales efforts. Direct corporate sales accounted for approximately 10% of the Company's 2003 sales volume measured by the face amount of the gift certificates and gift cards sold.

E-Commerce: The Company's Internet sites www.thegiftcertificatecompany.com, www.thegiftcardcompany.com and www.nbo.com allow individual shoppers or corporate clients to purchase gift certificates or gift cards for any mall or merchant in the Company's network. Specifically, an individual can purchase a number of gift certificates or gift cards from malls or retail stores in different geographic regions by engaging in one e-commerce transaction. Consumers that have purchased a stored value gift card, or recipients of a stored value gift card can access www.giftcardbalance.com to check balances of remaining funds available. Non-profit organizations place e-commerce orders through the Company's fundraising channel, Children's Heroes at www.childrensheroes.com.

The Company operates a 192-seat Call Center for inbound and outbound orders by consumers and corporations for mall gift certificates and gift cards, national retailer gift certificates and gift cards, and local Salt Lake City merchant gift certificates. Approximately fifteen seats are currently used by the Company, with the remainder of seats sub-leased to another non-affiliated company. Subsequent to the year ended March 31, 2003 the sub-lease tenant ceased operations. Fulfillment of all Internet orders and corporate orders taken through the Call Center are processed and shipped from the Company's corporate headquarters in Salt Lake City, Utah.

c.    New Products and Services

During the fiscal year ended March 31, 2003, the Company initiated the ramp-up of the Children's Heroes Fundraising Program - a "grass roots" loyalty and community fundraising program. The majority of K-12 schools nationally still utilize fundraising programs that have been around for decades, selling candy bars, trinkets, wrapping paper and other products that are typically over-priced and are not of the best quality.

In the mid 1990's, church organizations and schools in California started selling products referred to as "Scrip," a word commonly used today to describe gift certificates and gift cards purchased from national and local merchants at a discount and then sold at full face value to the church and school supporters. The merchant discounts provided are then shared with the church or school as a fundraiser. Supermarkets were the first high volume retailers to offer discounts to fundraising organizations. Eventually, nearly every type of major national retailer began participating. Today there are in excess of 350 national merchant organizations consisting of supermarkets, gas stations, restaurants and many other retail merchants, selling their gift certificates and gift cards at discounts to support various non-profit organizations. The Company believes that offering Scrip products for consumers' normal, everyday purchases makes much more sense than offering traditional fundraising products as described above.

As a result, the revenue derived from Scrip fundraising has increased dramatically in the limited geographic markets currently being serviced by several Scrip companies. Although Scrip has become a tremendous fundraising tool, it is still very much in its infancy - isolated to California, the Midwest and Mid-Atlantic regions of the United States. It is the intent of NBO to exploit this opportunity and introduce Scrip products to 45 major markets nationally by 2006, utilizing our experience and technology to enter these markets.

The Scrip program is designed to drive increased transactions, monthly visits, and incremental profit for shopping centers, restaurants, and local merchants while concurrently raising funds for community schools, youth sports, youth groups, and other local nonprofit organizations. The discounts/rebates offered by participating merchants vary by product category and volume. High volume merchants such as supermarkets and gas stations typically offer discounts that average 3-5%. Others retailers such as clothing stores offer discounts that average 10-15%, with restaurants offering discounts that can be as high as 15-25%. The merchant discounts realized are then split between the school and NBO, with the school receiving a slightly higher percentage than NBO. The Company believes Scrip has an advantage over other traditional fundraising products/services for the following reasons:

  Consumers shop where they normally shop

  Consumers buy what they normally buy

  Consumers do not spend a penny more for normal purchases

  Consumers easily and conveniently raise funds for schools or causes for which they have an interest

  Kids remain in the classroom, not going door-to-door selling trinkets or candy at exorbitant prices, preying on the guilt of family, neighbors and friends to support their cause

In addition to Scrip, NBO has developed and implemented a multi-merchant stored value card (the "Community Scrip Card") that will initially supplement Scrip sales, with expectations to become the primary Scrip product within 12-24 months. All of the national, regional and local merchants participating in the Children's Heroes program are expected to accept the multi-merchant card thereby facilitating use for consumers and merchants. This Community Scrip Card will be customized with merchants applicable to the demographics and geography of the target market. Use of a single stored value card for all participating merchants eliminates the need for NBO to carry large amounts of Scrip inventory, which is capital and labor intensive. NBO will accomplish this objective utilizing the Company's existing strategic relationships and technological developments in stored value - experience and technology, in the Company's opinion, that is unavailable to other fundraising competitors.

To expedite the rollout of the Community Scrip Card, NBO has signed an agreement with Students in Free Enterprise ("SIFE"). SIFE is a global, non-profit organization with student teams on more than 1,400 university campuses in 33 countries. SIFE offers college students the opportunity to develop leadership, teamwork and communication skills through learning, practicing and teaching the principles of free enterprise, thereby improving standards of living for those recipients of SIFE services in the process. The Company anticipates implementing a program using a SIFE sales force for merchant acquisition for the Children's Heroes Community Scrip Card and in return, SIFE will earn a fee on all merchant transactions generated from SIFE efforts. NBO is a member of the SIFE Board of Directors and NBO's President, Chairman and CEO participated in the SIFE USA National Exposition Final Four Judging Competition held in Kansas City, Mo. on May 13, 2003. Visit www.sife.org to find out more about SIFE.

Scrip and the Community Scrip Card are only two of four Children's Heroes revenue subsets. As stated in previous SEC filings, NBO has contracted with Card Commerce International for an exclusive relationship in mall and fundraising channels for "in your wallet now" credit card registrations. This complex software tracks participating merchants across the country and the discounts they have contracted to provide, with purchases made by Children's Heroes supporters who have registered their credit cards securely on-line via the Internet, or through a secure telephone touch-tone service or live operator. The discounts provided by the merchants are split between the school or non-profit organization, the consumer using their credit card, and NBO. The consumers benefit by using their existing credit cards to purchase what they normally purchase on their normal schedule. Every dollar spent earns money for the school or non-profit and the consumer themselves. The consumer designates which school or cause they wish to direct the merchant discount dollars to, and then build up a savings account for themselves or their children, possibly utilizing a 529 plan. NBO garners revenues and profits from every transaction, which is anticipated to begin in fiscal 2005.

In June 2002, NBO hired Mr. Chris Hutcherson, an expert in merchant loyalty and community based fundraising. Mr. Hutcherson is the Company's senior executive in charge of the Children's Heroes neighborhood loyalty and fundraising program. The Company anticipated the sales and revenue impact of the Children's Heroes program to be immaterial for fiscal year 2003, as the program was ramped up and rolled out in 9 regional markets in mid-January 2003. The Company intends to roll out a total of 45 markets in the United States by fiscal 2006. For further information on the 9 markets opened earlier this year, visit the Company's Children's Heroes website at www.childrensheroes.com.

d.    Competition.

The Company will encounter competition from alternative methods of distributing and delivering gift certificates and gift cards or Scrip and associated fundraising products. All programs will be faced with competition from other purveyors of gift certificates, gift cards and Scrip - potentially from much larger financial services companies that may choose to enter the gift certificate, stored value card, or Scrip marketplace.

Mall Distribution Channel

The Company made a strategic business decision in the first quarter of 1998 to develop and implement a turnkey gift certificate distribution system for the United States shopping center industry. This program was introduced at the International Council of Shopping Centers convention ("ICSC") in Las Vegas, Nevada in May of 1998. At the time of introduction, there were two types of formidable competitors.

The first type consists of the actual mall developers that currently manage their own gift certificate/gift card programs in-house. The Company's challenge is to convert these in-house competitors into customers by demonstrating the benefits of out-sourcing to the Company, and the cost savings and customer service issue synergies the Company can provide to the mall owners, thereby eliminating manpower and overhead associated with an in-house program. The Company believes that with the availability of stored value gift cards, and the complexities of administering such a detailed program, mall developers who have chosen in the past to manage their own paper gift certificate programs may see the benefits of outsourcing this service if they want to convert from paper to plastic expeditiously and with a lower administrative burden. NBO's gift certificate and stored value gift card solutions provide a revenue sharing opportunity for the mall developer that did not exist with a paper gift certificate program as recent as 2002, providing another incentive for the mall developer to become customers of NBO. The Company has already established four long-term contracts with significant mall developers that previously managed their programs in-house. NBO will solicit other major mall developers to become customers based upon the results of these existing relationships with NBO.

The Company's primary non-mall developer competitor is Mid-America Gift Certificate Company ("Mid-America"), a subsidiary of Mid-America Bank, wholly owned by BB&T Corporation of Winston-Salem, North Carolina. MidAmerica currently has programs with approximately 450 malls in the United States representing approximately $250 million in gross gift certificate sales. Mid-America acquired market share in the mall industry because it was first to market. Mid-America offers a software program with hardware designed to dispense gift certificates from Customer Service Centers only. NBO believes that Mid-America does not offer any Kiosk technology, corporate fulfillment or Internet capabilities. With the Mid America program, malls must facilitate large corporate orders at the malls creating administrative burdens and tying up the system for individual orders. Mid-America's revenue sources appear to be interest income earned on unredeemed certificates and the breakage of unredeemed gift certificates. Mid America has announced a stored value gift card program, but to the Company's knowledge, has no malls in operation with a stored value gift card.

There are other less significant competitors, none of which NBO believes will materially compete with the Company in securing market share in all areas of the mall industry.

National Retail Merchant Distribution Channel

This category can be segregated into three areas of distribution with corresponding competition associated within each of the following areas:

a.    Internet - The primary competitors are as follows:

Giftcertificates.com ("GCC"): Based in New York City, New York, GCC's initial penetration into the market has focused on reselling and distributing gift certificates for national retail chains. NBO believes the vast majority of its merchants represented on its system are national retailers, and it makes some corporate gift certificate sales. GCC takes orders for certificates and then purchases the certificates from the appropriate retailer and forwards them to the purchaser via mail or other expedited delivery methods. GCC's revenue sources appear to be derived from the difference between the discounted prices paid by GCC and the face value its customers pay, and from margin earned from add-on items such as greeting cards and packaging, shipping and handling, and perhaps advertising on its web pages. In addition to receiving an order for a specific retailer and then fulfilling it, GCC also offers a Super Certificate that may be redeemed by the consumer at any of the participating merchants.

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

A number of other companies have attempted to enter the gift certificate and gift card field. Some have failed and others are still in existence. The Company faces the risk that it will be no more successful than other companies in the internet distribution channel.

b.    Telephone Call Center - Some of the Internet gift certificate companies listed above have developed small call centers. Their centers are primarily set up to administer inbound order taking calls only. None of the competitors have established any sizable outbound sales efforts.

Scrip Fundraising Channel

There are primarily two established competitors in the Scrip fundraising segment:

   The National Scrip Center ("NSC") is located in Santa Rosa, California and is a non-profit Scrip provider servicing schools, religious groups, clubs, and other nonprofit organizations on a regional basis, nationwide, raising funds through scrip products, programs and services. NSC was founded by a Catholic Church Diocese in California in 1988 and has fulfilled approximately $2 billion in Scrip orders and has raised approximately $180 million for its non-profit fundraising organizations to date. NSC was first to market and is currently the largest Scrip provider with a market presence primarily in California, Washington, Nevada, Oregon, Arizona, Wisconsin, Minnesota, and Texas.

  The second Scrip industry competitor is Great Lakes Scrip Company ("GLSC") located in Grand Rapids, Michigan. Primary states of operation are Michigan, Indiana, Illinois, Ohio, and Wisconsin. GLSC provides very similar, if not the same services as NSC. To the Company's knowledge, GLSC was started because of the limited barriers to entry and the market niche in the Great Lakes region of the United States. GLSC could provide Scrip products where NSC either did not conduct operations or were not satisfactorily servicing customers. GLSC entices NSC customers to switch Scrip providers by offering higher discounts and promising better service. GLSC is gaining market share based on this strategy, but based on the extensive capitalization requirements of Scrip inventory, growth has been at a moderate pace.

5.    Dependence on Major Customers

Fee income from the largest customer of the Company for the year ended March 31, 2003, accounted for approximately 37 percent of the Company's total revenue. Loss of this key customer could result in significant decreases in Company revenues and income. No other customer represents more than 10% of the Company's total revenue. At the present time, the Company has long-term exclusive mall gift certificate and gift card agreements with the majority of the mall developers on the Company's network. The majority of these mall contracts were renewed for additional 3-5 year terms in the fall of 2002. Additionally the Company has a three-year contract with Darden Restaurants to provide Internet fulfillment of its stored value gift cards, which is up for renewal in August 2003. In the fiscal year ended March 31, 2003 the Company signed an exclusive 5 year agreement with Card Commerce International for card registration technology in the mall and fundraising industry's. Additionally NBO signed an exclusive 5 year agreement with ValueLink to provide gift card fulfillment services. The Company's strategy is to diversify the customer base so that NBO is less dependent on a small group of customers. The Company has successfully integrated three distinct revenue channels to achieve the necessary diversification - malls, internet fulfillment of gift certificates and gift cards, and the Children's Heroes fundraising channel.

6. Trademarks

The Company has submitted applications to the US Patent and Trademark Office for the trademarks "Children's Heroes" and "Community Scrip Card" which are in a pending status as of this writing.

7. Technology Employed by the Company.

a.    NBO has developed and deployed proprietary software for its gift certificate and gift card programs. Company software is contractually protected through licensing agreements with the contracting entities.

b.    Magnetic Stripe Stored Value Gift Cards

Magnetic stripe cards are most commonly used as credit cards and debit/ATM cards. This technology has an application in the gift certificate industry as a "stored value" or debit card. The magnetic stripe card can be pre-loaded in fixed denominations or loaded at the time of purchase for any amount the customer chooses. While the magnetic stripe card is not as powerful or versatile as the latest smart card technology, magnetic stripe technology is widely accepted in the U.S. market, and is less costly than smart card technology. Accordingly, magnetic stripe technology will continue to replace paper gift certificates and be the preferred technology in many applications until smart cards are more widely accepted.

Stored value systems can track usage information of location, time and amount for both card funding and card debiting transactions. Unlike paper certificates, when less than the full face value of the card is used, no cash is given back, thus discouraging the cardholder to visit the store again to use the balance remaining on the card. In some instances, a replacement card with the remaining value is issued by the retailer as change. Industry watchers believe that by 2005, plastic stored value cards will represent 80% of the gift certificate market, for a total of approximately 850 million gift cards. Prepaid stored value cards are becoming more popular. Stored value cards eliminate the need to carry cash, and facilitate keeping sales in the stores because no change has to be given. (Source: Total Systems Services Inc., Columbus, GA).

c.    Onsite Systems.

NBO's Onsite Systems consist mainly of multiprocessor Dell severs running Windows XP Advanced Server and are used to provide services for MS-SQL databases, credit card processing, a modem pool offering a secured redundant connection method for point-of-sale devices, web services, anti-virus software management, accounting software and e-mail services. Servers running a UNIX operating system are used for security and twenty-four hour network monitoring. NBO's network utilizes a network-attached storage (NAS), a reliable tape backup system, multiple Cisco frame relay routers, a secure firewall and a virtual private network (VPN) gateway. Many of the Company's systems utilize redundant servers and equipment to enhance reliability. NBO utilizes two T1 Internet connections from two separate providers for redundant network services. Failure on either T1 link is automatically detected and resolved.

d.    Software Methodology.

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

NBO's software uses industry standards for both client-server deployment and for host-based systems. Additionally, where applicable, NBO interfaces to 3rd party systems using application program interfaces (APIs). API's are used for real-time communication with software systems of strategic partners, credit card processors and batched file transfers for other systems where real-time events are not required.

Furthermore, software has been developed to connect with various networks using dial-up, DSL, frame relay and Ethernet. Because of the Company's flexible design strategy, NBO can configure outlets to suit the needs of our partners and clients. Additionally, many of NBO's outlets contain local databases, allowing for off-line operation in the event a network connection interruption occurs.

e.    Point-of-Sale Systems.

NBO's Point-of-Sale Systems deployed in the field consist of manned systems residing on a desk or counter top known as Counter Top Units (CTU) and free standing unmanned electronic touch-screen Kiosks.

1.    Counter Top Units (CTU's)

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

  Pentium II (PII) Computer

  Monitor, Keyboard and Mouse

  MICR Laser Printer (Optional- paper certificate programs only)

  Magstripe enabled Keyboard (Optional - gift card programs only)

  Uninterruptible Power Supply

  Various Connectivity Options

  Receipt Master Printers for Credit Card Receipts (Optional - plastic programs)

  Verifone Credit Card Terminal (Optional)

New systems being deployed use Celeron processors with 64 MB RAM.

2. Electronic Kiosks

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

  MICR Laser Printer.

  ELO 17" touch-screen VGA monitor.

  American Magnetic single swipe card reader.

  Verifone compatible PIN Pad for debit card processing.

  Cash Code bill validator.

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

8.    Employees.

As of March 31, 2003, NBO had 63 total employees including 62 full-time employees and 1 part-time employee. Of the 62 full-time employees, 22 have been hired in the fiscal year ended March 31, 2003 in support of the Children's Heroes Fundraising channel. NBO has entered into confidential non-disclosure and/or employment agreements with its officers, directors and employees. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Item 2. Description of Property.

(a) Facilities

  Salt Lake City Headquarters. The Company's headquarters are currently located at 3676 West California Avenue, Building D, Salt Lake City, Utah, 84104. This facility consists of approximately 28,800 square feet of leased space, which is comprised of 22,820 square feet of office space and 5,980 square feet of warehouse facilities. Included in the office space is a 9,120 square foot call center that can accommodate up to approximately 190 employees. The term of the lease is five years, which will expire on February 1, 2005, with one three-year renewal option that the Company must exercise 120 days prior to the expiration of the lease. The facility is leased from 5B Bangerter LLC at a base monthly rent of $26,792.

  California Office. During the fiscal year ended March 31, 2003 the Company also rented a sales office facility in Irvine, California. However, this rental office was closed in February 2003 upon the resignation of the Company's representative utilizing that office.

Item 3. Legal Proceedings.

On September 23, 2002 a Final Award was submitted by the Arbitrators in the matter of Ricardo Miranda versus the Company. The specifics of this matter have been detailed in previous filings. The Company has since completely settled all outstanding issues regarding this matter. The financial impact to the Company was immaterial. The Company considers this matter closed.

In the opinion of management, the Company is not a party to any other threatened or pending legal proceedings which, if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended March 31, 2003 there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

There has been no public trading of the Company's Common Stock. There can be no assurance that a public trading market for the Common Stock of the Company will develop. The Company does not meet the listing criteria for any of the NASDAQ markets, nor for the NASDAQ Bulletin Board ("OTCBB"). The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers will not be permitted to begin quotation of a security whose issuer does not meet this filing requirement. The Company is not current in its filings with the SEC, but anticipates being current by December 2003.

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

(b) Holders.

As of March 31, 2003 there are approximately 608 shareholders of record of the Company's Common Stock.

(c) Dividends.

The Company has not declared nor paid cash dividends on the Common Stock in the past two fiscal years or in any subsequent period. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

See Part III, Item 11 of this Form 10-KSB.

Recent Sales of Unregistered Securities.

Within the fiscal year ended March 31, 2003, the Company has issued the following securities without registering the securities under the Securities Act:

(e) January 17, 2003 through March 29, 2003. The Company issued 31,001 shares of common stock upon the exercise of 31,001 Class B Warrants at $4.00 per Class B Warrant for a total of $124,005. A total of 734,075 Class B Warrants were eligible for exercise in connection with the $5.25 million Private Placement sold by the Company in December 1997. All Class B Warrants were due to expire on March 29, 2003. At the expiration date, 703,074 Class B Warrants were removed from the Company's dilutable equity. In addition, as part of an incentive rights offering to Class B Warrant holders only, the Company issued 1,600 Class B Incentive Warrants exercisable into 1,600 common shares of the Company's stock at $5.50 per Class B Incentive Warrant owned. The Class B Incentive Warrants were issued to Class B Warrant holders who exercised their Class B Warrants prior to January 17, 2003. The Class B Incentive Warrants expire January 17, 2008. The Company issued the incentive securities to accredited investors as that term is defined in Regulation D promulgated by the Securities and Exchange Commission. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. The Company complied with all the requirements of Regulation D pertaining to Rule 506.

(f) April 1, 2000 through March 31, 2003. The Company issued incentive stock options that have been fully exercised to purchase 362,091 shares of common stock to various employees and consultants who are natural persons in connection with bona fide services rendered to the Company. However, 312,500 of the exercised options were subsequently rescinded due to a misunderstanding of the Incentive Stock Option Plan provisions, leaving a balance of 49,591 shares of common stock issued as a result of the exercise of incentive stock options. The services rendered were not in connection with the offer or sale of securities in a capital raising transaction and were not for the purpose of directly or indirectly promoting or maintaining a market for the shares. These options and the underlying shares had a total value at the time of issuance of less than $1,000,000. The shares were issued pursuant to written compensation agreements or written stock option plan. Each share certificate bears a legend indicating that the shares are restricted securities and that the transfer of the shares is restricted and may only be resold in accordance with applicable laws and regulations. The Company gave stop transfer instructions to the transfer agent to prevent the transfer of restricted securities. The Company provided to the employees and consultants a written description of the compensation or benefit plan. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and on Rule 701 promulgated by the Securities and Exchange Commission.

(g) April 1, 2000 through March 31, 2003. The Company borrowed money from existing shareholders, including the Company's Chairman, President and CEO, all of whom are accredited investors. The total amount of the borrowed funds during the stated period totaled $2,413,923. The Company has made principal repayments totaling $2,260,690. In connection with these loans, the Company issued 743,458 shares of common stock, and issued warrants to purchase 503,750 shares of common stock. As of March 31, 2003 loans to stockholders including officers of $1,034,124 remain outstanding. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. The Company complied with all the requirements of Regulation D pertaining to Rule 506, including, without limitation, the following: ascertaining the accredited status of each purchaser; placing restrictive legends on the securities; giving stop transfer instructions to the transfer agent to prevent the transfer of restricted securities; assuring that no public solicitation occurred; providing the information and the opportunity for obtaining information to the accredited investors; and prominently disclosing on all offering materials that the Company offered the securities only in a private offering under Regulation D, Rule 506.

(h) April 1, 2000 through March 31, 2003. The Company issued 14,731 shares of preferred stock as stock dividends on previously issued preferred stock. This issuance did not constitute a sale because the recipients did not pay any consideration and did not make any election either to receive the shares or to receive other payment.

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

Company Risks

(1) Going Concern. To date, the Company has not generated sufficient revenue to meet the Company's on-going expenses of operation. These factors raise substantial doubts about the Company's ability to continue as a going concern and the Company's audit report contains an explanatory paragraph with respect to this matter. The report of the Company's independent auditors on the Company's audited financial statements for the fiscal years ended March 31, 2003 and 2002, respectively, included herein, contains information that states that the Company has incurred cumulative losses since inception of operations and has negative cash flow from operations. As of March 31, 2003, the Company's current liabilities exceeded its current assets and the Company had a stockholders' deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Future Capital Needs. The Company depends on new investments to help fund ongoing operations. If insufficient capital is invested, the results of the business development as it is disclosed herein could be materially adversely impacted. The Company's future capital requirements will depend on many factors, including cash flow from operations, technological and market developments and the Company's ability to successfully market the Gift Certificate/Gift Card Programs, the Children's Heroes Fundraising Program and its other proposed services. Unanticipated problems, expenses and delays are frequently encountered in establishing a new approach to business in a developing industry, and in developing software products. These include, but are not limited to, competition, the need to develop customer support capabilities, market expertise, setbacks in product development, market acceptance and sales and marketing activities. The failure of the Company to meet any of these conditions could have a material adverse effect on the Company and may force the Company to reduce or cease its proposed operations. The Company must raise additional funds through equity or debt financing. Any equity financing could result in dilution to the Company's stockholders. Debt financing would result in increased interest expense. Any financing, if available, may be on terms unfavorable or unacceptable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail its proposed operations.

(3) Loans to the Company from Stockholders Remain Unpaid. As described in Item 5 above, the Company borrowed money from existing shareholders, all of whom are accredited investors. As of March 31, 2003 loans to stockholders of $760,499 remain outstanding.

(4) Loans to the Company by Its President and Private Placements to Pay Current Expense; Inability of Company to Continue Operations Without Additional Financing. As detailed in previous filings, Keith A. Guevara, Chairman of the Board, President and Chief Executive Officer of the Company, has loaned the Company funds in order for the Company to meet its payroll and other operating expenses. In January 2002, the Company issued 312,500 shares of common stock to Mr. Guevara upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer. However, due to a misunderstanding of the Incentive Stock Option Plan terms, the exercise was rescinded. As of March 31, 2003, the remaining unpaid balance is $273,625. Without further loans from Mr. Guevara (of which there is no assurance such loans will be made in the future) or immediate funds from investors, it is possible the Company will be unable to continue its operations.

(5) Dependence Upon Key Personnel. The Company's success depends, to a significant extent, upon a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on the proposed business and operations of the Company. The Company is especially dependent on the efforts and abilities of certain of its senior management, particularly Keith A. Guevara, the Company's President and Chief Executive Officer. The loss of any of the Company's key executives could have a material adverse effect on the Company and its operations and prospects, although the loss of Mr. Guevara would have a more significant adverse effect on the Company. The Company has $2,000,000 in key man life insurance on Mr. Guevara. The Company believes that its future success will also depend, in part, upon its ability to attract, retain and motivate qualified personnel. There is and can be no assurance, however, that the Company will be successful in attracting and retaining such personnel.

(6) Lack of Profits. The Company reduced its net loss 3.86% or $161,767 to ($4,031,793) from ($4,193,560) in the fiscal years ended March 31, 2003 and 2002 respectively. Profits in future years will depend on the success of the Company in carrying out its business plan. As of March 31, 2003 the Company has incurred cumulative losses of $27,750,684 since inception of operations June 23, 1994.

(7) Lack of Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its proposed business and operations.

(8) Control by Existing Officers and Directors. The Company's officers and directors beneficially own approximately 26.36% of the outstanding shares of the Company's Common Stock, which includes stock options granted under the 1997 Stock Option Plan. Because cumulative voting rights are not provided for in the Company's Second Amended and Restated Articles of Incorporation, these individuals will be in a position to significantly influence the election of the members of the Board of Directors and control most corporate actions, including decisions to dissolve, merge or sell the Company's assets.

(9) Uncontrollable Factors. The expansion of the Company's Programs within acceptable time and cost limitations will be dependent upon a number of conditions and factors outside the control of the Company or its management. These conditions and factors include, but are not limited to, the availability and ability of contractors and subcontractors to perform services, the absence of disputes, delays or cost increases resulting from such factors as strikes, technical difficulties or failure of the system equipment to operate as designed, and shortages in materials and labor, any of which conditions or factors could delay or prevent expansion of the Company's Programs and/or significantly increase the cost of a given Company Program above expected levels.

Results of Operations - Comparison of Fiscal Years Ended March 31, 2003 and 2002

Sale of Gift Certificates and Gift Cards

The following is included because the Company derives the majority of its revenues from the activities associated with the issuance of gift certificates and gift cards. The following figures are included for informational purposes only and are not included in the Company's condensed statements of operations.

The Company experienced a 1.1% decrease, or $653,128 in the face amount of gift certificates/cards issued for the fiscal year ended March 31, 2003 to $57,229,214 from $57,882,342 for the fiscal year ended March 31, 2002. The slight decrease is due to the Urban malls that were sold in the Rodamco transaction being replaced by the Company with new contracts with malls that did slightly less gift certificate volume.

Revenues

The Company experienced an increase in total revenues of 3.2% or $176,591 to $5,644,307 for the fiscal year ended March 31, 2003 from $5,467,716 for the fiscal year ended March 31, 2002. See NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Item 11 in the Company's financial statements. The increase is due primarily to an increase in the sale of third party gift certificates/cards, merchant fees earned from retailers and fees earned from customers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, and provides Call Center and Internet fulfillment on those gift certificate/card orders. Sale of third party gift certificates increased $828,657 to $2,886,621 for the fiscal year ended March 31, 2003 from $2,057,964 for the fiscal year ended March 31, 2002.

The Company experienced a decrease in breakage revenue of 49.3% or $903,224 to $927,253 for the fiscal year ended March 31, 2003 from $1,830,477 for the fiscal year ended March 31, 2002. Breakage revenue was recognized for the first time for the fiscal year ended March 31, 2002. Of this total, $615,428 is included which would have been recognized prior to fiscal 2002 if sufficient historical information had been available to make reliable estimates in prior years.

Merchant fees earned from retailers increased 15.1% or $175,153 to $1,333,602 for the fiscal year ended March 31, 2003 from $1,158,449 for the fiscal year ended March 31, 2002. This increase is due primarily to billings to customers for fees that had been previously absorbed by the Company.

Fees earned from customers increased 1,123.2% or $115,939 to $126,261 for the fiscal year ended March 31, 2003 from $10,322 for the fiscal year ended March 31, 2002. This increase is due primarily to an increase in the amount of gift cards sold to consumers and the subsequent reduction of those gift card balances by the application of administration fees for non-use.

Cost of Revenues

The Company experienced an increase in the total cost of revenues of 29.6% or $979,956 to $4,285,800 for the fiscal year ended March 31, 2003 from $3,305,844 for the fiscal year ended March 31, 2002. This increase in the amount of cost of revenues is due to a proportional increase in the sale of gift certificates and gift cards, resulting in an increase in the cost of certificates and cards sold, related billings to merchants for fees, as well as credit card enrollment fees as described below.

The Company experienced an increase in the cost of third party gift certificates of $742,955 to $2,598,225 for the fiscal year ended March 31, 2003 from $1,855,270 for the fiscal year ended March 31, 2002. This increase in cost is due primarily to the increase in Darden and ValueLink Internet and Call Center fulfillment orders.

The Company experienced an increase in merchant fees and charges of 9.4% or $103,813 to $1,210,997 for the fiscal year ended March 31, 2003 from $1,107,184 for the fiscal year ended March 31, 2002. This increase in cost is related primarily to the proportional increase in the number of gift certificates and gift cards sold.

The Company incurred $85,000 in development costs related to the implementation of the Card Commerce International credit card registration program related to Children's Heroes for the fiscal year ended March 31, 2003. There were no similar costs for the fiscal year ended March 31, 2002.

Gross Profit

The Company experienced a decrease in gross profit of 37.2% or $803,365 to $1,358,507 for the fiscal year ended March 31, 2003 from $2,161,872 for the fiscal year ended March 31, 2002. This decrease is due primarily to a reduction in the recognition of revenue from unredeemed/unredeemable gift certificates. See NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Item 11 in the Company's financial statements.

Operating Expenses

The Company experienced an increase in total operating expenses of 4.0% or $181,473 to $4,751,274 for the fiscal year ended March 31, 2003 from $4,569,801 for the fiscal year ended March 31, 2002. The slight increase during the year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 is attributable mainly to the Company's commitment to keep operating expenses constant with cost control measures.

Operating Income (Loss)

The Company's total operating expenses exceeded gross profit in the fiscal years ended March 31, 2003 and 2002 respectively. However, the Company believes that increased profit margins in existing and new business channels coupled with cost containment measures will begin to reverse this trend in the fiscal year ending March 31, 2004.

Other Income (Expense)

The Company experienced a decrease in other expense, net, of 64.2% or $1,146,605 to ($639,026) from ($1,785,631) in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 respectively. The decrease is primarily from a significant decrease in interest expense due to loan pay-downs and the lack of new loans with a beneficial conversion feature of debt previously incurred by the Company. The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date of maturity when the conversion of the debt into stock may take place. Interest expense decreased 76.9% or $1,300,253 to $390,959 from $1,691,212 in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 respectively.

New Business Developments

On January 2, 2003 the Company hired 12 Regional Education Directors ("RED's") for the Children's Heroes Fundraising efforts in the following markets:

  Pennsylvania, New Jersey, Rhode Island, Maine

  New York, New Jersey, Connecticut (3 RED's)

  Boston

  Texas (2 RED's)

  Arizona, Utah

  Georgia, Tennessee

  Illinois, Indiana

  Maryland, District of Columbia

  Florida

In January/February, 2003 the Company also hired 14 Community Out-Reach Educators in the Salt Lake City headquarters to support the sales and marketing efforts of the Children's Heroes RED's in the field.

The Company anticipates a positive net income impact from Children's Heroes beginning in fiscal year 2005. The Company anticipates the strength of this program will facilitate the acquisition of the necessary funding to not only roll out the remainder of this program, but will also enable the Company to generate sufficient cash flow to fund on-going operations.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues. In addition, the Company's operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of March 31, 2003 was ($27,750,684), an increase of 17.7% or $4,170,602 from ($23,580,082) on March 31, 2002. The Company believes that new business initiatives coupled with growth in mature business channels will continue to reverse the Company's historical loss trend in the fiscal year ending March 31, 2004.

The Company's net losses decreased by 3.9% or $161,767 to $4,031,793 from $4,193,560 for the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002, respectively. The Company's current liabilities exceed its current assets by $6,459,844 as of March 31, 2003.

The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 with no impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In June 2001, FASB issued SFAS No. 142 ("SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. The Company adopted SFAS No. 142 with no impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In June 2001, FASB issued SFAS No. 143 ("SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and /or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. The Company adopted SFAS No. 143 with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In August 2001, FASB issued SFAS No. 144 ("SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In April 2002, FASB issued SFAS No. 145 ("SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on extinguishment of debt. The Company adopted SFAS No. 145 with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In June 2002, FASB issued SFAS No. 146 ("SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company adopted SFAS No. 146 with no material impact on its financial condition or results of operations for the for the fiscal year ended March 31, 2003.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB issued consensus 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company adopted this consensus with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's results of operations and financial position.

In December 2002, FASB issued SFAS No. 148 ("SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company's fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company's fiscal 2003 third quarter). The Company adopted SFAS No. 148, with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company's results of operations and financial position.

Liquidity and Financing Arrangements

The Company issued 312,500 shares of common stock to the Company's President upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to the President. However, due to a misinterpretation of the Incentive Stock Option Plan provisions, the exercise was subsequently rescinded.

During the fiscal year ended March 31, 2003, the Company issued 200,000 warrants at the fair market price for a total of $141,464 for interest according to terms of a note payable.

During the fiscal year ended March 31, 2003, the Company issued 20,491 shares of common stock at the fair market price for a total of $112,699 for interest according to terms of a note payable.

During the fiscal year ended March 31, 2003, the Company realized advances on restricted cash of $3,845,389 in accordance with the Company's Revenue Recognition Policy. See NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Item 11 in the Company's financial statements.

During the fiscal year ended March 31, 2003, the Company sold 31,001 shares of common stock upon the exercise of 31,001 Class B Warrants at an exercise price of $4.00. Proceeds from the sale of the common stock totaled $124,005. All unexercised Class B Warrants expired as of March 29, 2003 and have been retired. In connection with the exercise of the Class B Warrants, in January 2003 the Company issued 1,600 Class B Incentive Warrants with an exercise price of $5.50 which expire in January 2013.

During the fiscal year ended March 31, 2003, the Company entered into a Promissory Note with a stockholder for $275,000. The proceeds of this Promissory Note was used to retire other outstanding debt.

During the fiscal year ended March 31, 2003, the Company made principal payments on notes to stockholders totaling $797,556.

During the fiscal year ended March 31, 2003, the Company made interest payments in cash on notes to stockholders totaling $58,973.

The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors, normally existing stockholders. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash will be needed to reduce the Company's debt and losses until such time as the Company becomes profitable. In conjunction with efforts to improve results of operations, the Company is currently in the process of attempting to raise approximately $10 million in equity funding from institutional/accredited investors to meet on-going capital requirements. Concurrently, the Company is in preliminary discussions with strategic partners that could result in the merger or acquisition of the Company or an initial public offering. In that event, the full $10 million equity investment may not be required and will be adjusted as discussions continue. Due to cash flow constraints, the Company will rely on equity financing to meet anticipated capital needs. There can be no assurances that the Company will be successful in obtaining any such capital. Additional issuance of shares for debt and/or equity will serve to dilute the value of the Company's Common Stock and existing shareholder positions. If the Company fails to obtain financing and/or fails to improve results from operations, the Company will be unable to meet obligations as they become due. This could raise substantial doubt about the Company's ability to continue as a going concern.

Item 7. Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The information required by Item 304 of Regulation S-B is incorporated by reference to Forms 8-K filed with the Securities and Exchange Commission October 28, 2003 and November 11, 2003 respectively.

Item 8A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to NBO Systems, Inc., and was made known to them by others within the Company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended March 31, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

As of March 31, 2002, the Company had 62 full time employees and 1 part time employee and is managed by a Board of Directors consisting of three directors, two of which are employees of NBO. In addition, independent consultants sometimes perform services for NBO on as "as needed" basis. All officers, key employees and consultants have entered into confidential non-disclosure agreements with the Company. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors and under the terms of any employment agreement. Per the Bylaws of the Company, the Board of Directors makes decisions in lieu of a Compensation Committee or an Audit Committee, as the Board members are the same individuals that would comprise the Compensation Committee and the Audit Committee. All directors, officers and beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act and in compliance with Section 16(a) Beneficial Ownership Reporting Compliance have completed and filed the prescribed Forms (Forms 3, 4 and 5) on a timely basis as disclosed in the prescribed Forms required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2003. The following table sets forth certain information concerning the directors and executive officers, and key employees of the Company:

Name	Age	Director, Officer or Key Employee Since	Position
Keith A. Guevara	53	June 1994	Chairman of the Board, President and Chief Executive Officer, Director
Christopher Foley	40	March 2001	Chief Financial Officer & Director
Andrew Boyd-Jones	50	May 2001	Director
D. Kent Jasperson	54	July 1994	Chief Accounting Officer, Secretary and Treasurer
Randy J. Steck	47	March 2000	Chief Operating and Technology Officer

  Keith A. Guevara is the Company's founder and has been Chairman of the Board, President and Chief Executive Officer of the Company since its incorporation in June 1994. Mr. Guevara devotes his full-time efforts to the Company's business activities. He has over 25 years of combined sales, marketing and management experience. From October 1988 to the 1994, Mr. Guevara served as the President of Financial Capital Management, Inc. ("FCM"), an investment firm primarily in the business of trading commodities. Mr. Guevara has additionally served as the President of Internet Marketing Group, Inc. ("Internet"), a marketing firm of which he is the sole stockholder.

  Christopher Foley joined the Company in March 2001 as Vice President of Finance, and has since been named Chief Financial Officer and appointed to the Board of Directors. Mr. Foley has over 18 years of finance management, financial analysis and securities industry experience. Mr. Foley most recently founded and owned his own investment management firm through an independent broker dealer catering to high net worth individuals, corporations, retirement plans and charitable endowments, serving as Chief Investment Officer and Portfolio Manager for two years. Prior financial management experience includes the positions of Vice President of Trust & Investment Management at Zion's First National Bank for three years, and Assistant Vice President at PNC Bank for three years. Mr. Foley has worked for several Fortune 100 companies including General Electric, Johnson & Johnson, and American Express, and is also a US Navy veteran. Mr. Foley earned his Masters of Business Administration from Westminster College in Salt Lake City, and a Bachelor's degree in Business Management from the University of Cincinnati, coupled with an Associates degree in Information Systems.

  Andrew Boyd-Jones has been a consultant with the Company since August 2000 and a member of the Company's Board of Directors since May 2001. Mr. Boyd-Jones has 28 years of investment banking and equity investment experience. Mr. Boyd-Jones is currently a managing director at Holding Capital Partners, LLC in New York City. Mr. Boyd-Jones founded and was CEO of Trenwith Securities, one of the premier middle market investment banking companies in the U.S. where he led over 300 mergers and acquisitions and corporate finance assignments resulting in combined transaction values of over $10 billion. Prior to his founding Trenwith Securities, Mr. Boyd-Jones led the leveraged buy-out team at Bankers Trust. Mr. Boyd-Jones received his BA from the University of Virginia and his MSc in Economics from the London School of Economics.

  Kent Jasperson has served as the Chief Accounting Officer of the Company since July 1994. On January 17, 1995, he was appointed as the Company's Secretary and Treasurer. Mr. Jasperson has over 17 years of experience as a financial officer in various business entities. From June 1990 to July 1994, he served as the Controller of KUTV, Inc. From March 1987 to June 1990, Mr. Jasperson was the corporate tax specialist for KUTV, Inc., where he was responsible for preparing federal and state tax returns in six states. From May 1981 to November 1986, Mr. Jasperson was the tax manager and internal auditor for Gibbons and Reed Construction Company. From June 1973 to December 1978, he was an accountant with the regional accounting firm of Whitaker, Lipp & Healea in Seattle, Washington. From January 1979 to May 1981, he was a partner in that accounting firm. He received his CPA certificate in 1974 and is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. Mr. Jasperson holds a B.S. degree in Accounting from Brigham Young University.

  Randy J. Steck joined the Company in March 2000 as Chief Operating and Technology Officer. Mr. Steck brings 21 years of high tech engineering and management experience to the Company. Prior to NBO, Mr. Steck served as President of Racore Technology Corporation for two years, a privately owned designer and manufacturer of fiber optic Local Area Network equipment. Mr. Steck was one of the founding partners of Racore, where he held several positions in hardware/software product design, engineering management, and as director of its Salt Lake City operations. In addition, Mr. Steck brings experience from his positions at IBM as a military contractor, as a private consultant, and as one of the first 30 employees of Iomega during its start-up phase. Mr. Steck has a B.S. degree in Applied Physics from Weber State University, an M.S. degree in Electrical Engineering from the University of Utah and an MBA from Brigham Young University.

Item 10. Executive Compensation.

The following tables set forth certain summary information concerning the compensation paid or accrued for the Company's chief executive officer and each of its other executive officers for the fiscal years ended March 31, 2003, 2002, and 2001 respectively.

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Keith A. Guevara Chairman/CEO/President	31 Mar 03	$250,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Mar 02	250,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Mar 01	250,000	-0-	-0-	-0-	-0-	-0-	-0-

Christopher P. Foley Chief Financial Officer, Board Member	31 Mar 03	132,000	-0-	-0-	-0-	25,000	-0-	-0-
	31 Mar 02	120,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Mar 01	120,000	-0-	-0-	-0-	62,500	-0-	-0-

D. Kent Jasperson Chief Accounting Officer, Secretary/Treasurer	31 Mar 03	110,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Mar 02	96,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Mar 01	86,000	-0-	-0-	-0-	-0-	-0-	-0-

Randy J. Steck Chief Operating Officer/ Chief Technology Officer	31 Mar 03	125,200	-0-	-0-	-0-	-0-	-0-	-0-
	31 Mar 02	125,200	-0-	-0-	-0-	15,625	-0-	-0-
	31 Mar 01	115,200	-0-	-0-	-0-	46,875	-0-	-0-

The following table describes the stock options granted to officers and directors during the fiscal year ended March 31, 2003.

Options/SAR Grants In Last Fiscal Year

(Individual Grants)

Name	Number Of Securities Underlying Options/SARs Granted	Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Of Base Price ($/Sh)	Expiration Date
Christopher Foley	25,000	27.8	5.50	June 18, 2012

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the executive officers during the fiscal year ended March 31, 2003 as well as the aggregate number and value of unexercised options held by the executive officers on March 31, 2003. The value of exercisable unexercised in-the-money options is calculated by multiplying the number of exercisable unexercised options by the latest Private Placement Memorandum offering price of $5.50, less the cost basis of the option, which is the exercise price times the number of exercisable unexercised options.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End

Options/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at March 31, 2003($)			Value of Unexercised In-the-Money Options/SARs at March 31, 2003(#)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercise Price	Exercisable	Unexercisable	Exercisable	Unexercisable
Keith A. Guevara	312,500	$1,609,375	$0.35	-0-	-0-	-0-	-0-
	-0-	-0-	$0.88	2,812,500	-0-	$12,993,750	-0-

Christopher Foley	-0-	-0-	$4.40	62,500	-0-	$68,750	-0-
	-0-	-0-	$5.50	25,000	-0-	-0-	-0-

D. Kent Jasperson	-0-	-0-	$0.32	78,125	-0-	$404,688	-0-
	-0-	-0-	$0.80	78,125	-0-	$367,188	-0-
	-0-	-0-	$2.80	62,500	-0-	$168,750	-0-

Randy J. Steck	-0-	-0-	$2.40	46,875	-0-	$145,313	-0-
	-0-	-0-	$4.40	15,625	-0-	$17,188	-0-

Andrew Boyd-Jones	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance under Equity Compensation Plans

On January 22, 1997 pursuant to Section 16-10a-704(2)(a) of the Utah Act, by Action by Written Consent of the Majority of Outstanding Shares of Stock of NBO Systems, Inc., resolved to approve and adopt the 1997 Stock Option Plan, which is an exempt employee benefit plan under Rule 16b-3 promulgated under Section 16 of the Securities and Exchange Act of 1934, as amended. The 1997 Stock Option Plan is the Company's only equity compensation plan.

(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]	(d) Adopted without the approval of security holders
4,029,165	$1.285	221,244	None

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information as to each person owning of record, or who was known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock as of March 31, 2003, and information as to the ownership of the Company's Common Stock, Preferred Stock and Options by each director and named executive officer, and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners(1)	Title of Class	Number of Shares Owner	Percent(2)
Keith A. Guevara	Common Stock	2,933,677	12.63%
Chairman, President, CEO	Options	2,812,500	12.11%
	Total	5,746,177	24.74%

D. Kent Jasperson	Common Stock	5,542	0.02%
Chief Accounting Officer,	Options	218,750	0.94%
Secretary, Treasurer	Total	224,292	0.96%

Christopher Foley	Common Stock	4,287	0.02%
Chief Financial Officer,	Options	87,500	0.38%
Director, Board of Directors	Total	91,787	0.40%

Randy J. Steck	Common Stock	0	0.00%
Chief Operating Officer	Options	62,500	0.27%
Chief Technology Officer	Total	62,500	0.27%

Andrew Boyd-Jones	Common Stock	0	0.00%
Director, Board of	Options	0	0.00%
Directors	Total	0	0.00%

All Executive Officers	Common Stock	2,943,506	12.67%
and Directors as a	Options	3,181,250	13.69%
Group (5 persons)	Warrants	0	0.00%
	Total	6,124,756	26.36%

Principal Shareholder:

Neil D. Wright(3)	Common Stock	1,569,887	6.76%
	Warrants - Class A	19,528	0.08%
	Warrants - Class B	39,502	0.17%
	Total	1,628,917	7.01%

  Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power. Unless otherwise indicated in these footnotes, the mailing address of each beneficial owner listed is 3676 W. California Ave., Bldg D., Salt Lake City, UT 84104.

  The percentages shown are based on:

  16,621,379 shares of Common stock of the Company issued and outstanding as of March 31, 2003.

  4,029,165 Options for shares of Common stock of the Company issued and outstanding as of March 31, 2003. The percentages shown for options assume the exercise of all options held solely by that individual and a corresponding increase in the issued and outstanding common stock.

  59,231 shares of Preferred stock of the Company issued and outstanding as of March 31, 2003 convertible at the rate of 4.6875 shares common, totaling 277,645 common shares.

  2,302,434 warrants (all classes) of the Company issued and outstanding as of March 31, 2003. The conversion rate is one common share per warrant.

  The percentage shown for total holdings assumes the exercise of all options and warrants, and the conversion of all shares of Preferred stock held by the individual and a corresponding increase in the issued and outstanding Common stock, which totals 23,230,623.

  Mr. Wright is an accredited investor with beneficial interest as detailed above. His mailing address of record is PO Box 92035, Nashville, Tennessee 37209.

Item 12. Certain Relationships and Related Transactions.

The Company had notes payable at March 31, 2003 and 2002 to shareholders and officers in the amounts of $1,034,124 and $1,556,680, respectively.

During May 1996, the Company entered into a promissory note with its president for $250,000 which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The note is not collateralized and remains outstanding as of March 31, 2003.

During January 2002, the Company entered into a non-interest bearing demand note with its president for $40,000. The note is not collateralized and remains outstanding as of March 31, 2003.

The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer. However, due to a misinterpretation of the Plan provisions, the exercise of the options was later rescinded. There were no other related party transactions for the year ended March 31, 2003.

Item 13. Exhibits and Reports on Form 8-K.

The information required by Item 304 of Regulation S-B is incorporated by reference to Forms 8-K filed with the Securities and Exchange Commission October 28, 2003 and November 11, 2003 respectively.

Exhibits (6).1 through (6).7 are incorporated by reference to Form 10-QSB for the period ended September 30, 2002.

Exhibits (6).8 through (6).17 are incorporated by reference to Form 10-QSB for the period ended December 31, 2002.

EXHIBIT INDEX

Number       Description                                                                                                                                                                                              Date

(6).1	CBL - Agreement for the Gift Card Pilot Program	07/02/02
(6).2	APS Marketing - Advertising Sales Agreement	07/11/02
(6).3	CCI - License and Services Agreement	07/31/02
(6).4	ValueLink - Letter of Intent	09/17/02
(6).5	Bigtime Restaurants - Internet Sales Participation Agreement	09/24/02
(6).6	Rouse - Contract Services Agreements
	(6).6.1 Augusta Mall, (GA)	09/26/02
	(6).6.2 Bayside Marketplace, (FL)	09/26/02
	(6).6.3 Beachwood Place, (OH)	09/26/02
	(6).6.4 Bridgewater Commons, (NJ)	09/26/02
	(6).6.5 Cherry Hill Mall, (NJ)	09/26/02
	(6).6.6 Echelon Mall, (NJ)	09/26/02
	(6).6.7 Exton Square, (PA)	09/26/02
	(6).6.8 Faneuil Hall (MA)	09/26/02
	(6).6.9 Fashion Place Mall (UT)	09/26/02
	(6).6.10 Gallery at Market East, (PA)	09/26/02
	(6).6.11 Gallery at Harbor Place, (MD)	09/26/02
	(6).6.12 Governor's Square (FL)	09/26/02
	(6).6.13 Jacksonville Landing, (FL)	09/26/02
	(6).6.14 Lakeside Mall, (MI)	09/26/02
	(6).6.15 Mall St. Matthews, (KY)	09/26/02
	(6).6.16 Mondawmin Mall, (MD)	09/26/02
	(6).6.17 Moorestown Mall, (NJ)	09/26/02
	(6).6.18 Oakbrook Center, (IL)	09/26/02
	(6).6.19 Oakwood Center, (LA)	09/26/02
	(6).6.20 Oviedo Marketplace, (FL)	09/26/02
	(6).6.21 Owings Mills Mall, (MD)	09/26/02
	(6).6.22 Paramus Park, (NJ)	09/26/02
	(6).6.23 Park Meadows, (CO)	09/26/02
	(6).6.24 Perimeter Mall, (GA)	09/26/02
	(6).6.25 Pioneer Place, (OR)	09/26/02
	(6).6.26 Plymouth Meeting Mall, (PA)	09/26/02
	(6).6.27 Ridgedale Center, (MN)	09/26/02
	(6).6.28 Riverwalk, (LA)	09/26/02
	(6).6.29 South Street Seaport, (NY)	09/26/02
	(6).6.30 Southland Center, (MI)	09/26/02
	(6).6.31 Staten Island Mall, (NY)	09/26/02
	(6).6.32 Streets at Southpoint, (NC)	09/26/02
	(6).6.33 The Fashion Show, (NV)	09/26/02
	(6).6.34 The Mall in Columbia, (MD)	09/26/02
	(6).6.35 Towson Town Center, (MD)	09/26/02
	(6).6.36 Village of Cross Keys, (MD)	09/26/02
	(6).6.37 Village of Merrick Park, (FL)	09/26/02
	(6).6.38 Water Tower Place, (IL)	09/26/02

	(6).6.39 Westdale Mall, (IA)	09/26/02
	(6).6.40 Westlake Center, (WA)	09/26/02
	(6).6.41 White Marsh Mall, (MD)	09/26/02
	(6).6.42 Willowbrook Mall, (NJ)	09/26/02
	(6).6.43 Woodbridge Center, (NJ)	09/26/02
(6).7	Urban - Contract Services Agreements
	(6).7.1 Louis Joliet Mall	09/30/02
	(6).7.2 North Riverside Park Mall	09/30/02
	(6).7.3 Valencia Town Center	09/30/02
(6).8	Metavante Master Agreement	10/10/02
(6).9	Discover Financial Services, Inc. Cash Card Issuer Agreement	10/11/02
(6).10	Merle Hay Mall Contract Services Agreement	10/14/02
(6).11	Saladworks Gift Certificate Services Agreement	10/17/02
(6).12	Rouse - Contract Services Agreements
	(6).12.1 North Star, (TX)	10/28/02
	(6).12.2 Collin Creek, (TX)	10/28/02
	(6).12.3 Highland, (TX)	10/28/02
	(6).12.4 Hulen, (TX)	10/28/02
(6).13	IPS Master Services Agreement	10/31/02
(6).14	IPS (ValueLink) Avado Work Order	11/25/02
(6).15	CBL Gift Card Pilot Extension	11/20/02
(6).16	NSC Reseller Agreement	11/22/02
(6).17	CRO Sales Participation Agreement	11/26/02
(6).18	Warmack Contract Services Agreement
	(6).18.1 Arrowhead, (OK)	03/28/03
	(6).18.2 Central Fort Smith, (AR)	03/28/03
	(6).18.3 Central Lawton, (OK)	03/28/03
	(6).18.4 Central Port Arthur, (AR)	03/28/03
	(6).18.5 Central Salina, (KS)	03/28/03
	(6).18.6 Central Texarkana, (TX)	03/28/03
	(6).18.7 Indian Hill, (AR)	03/28/03
31.1	Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, Inc.

By /s/ __________________________________________________________________

Keith A. Guevara December 17, 2003

Chairman/President/CEO

By /s/ __________________________________________________________________

D. Kent Jasperson December 17, 2003

Chief Accounting Officer,

Secretary/Treasurer

By /s/ __________________________________________________________________

Christopher Foley December 17, 2003

Chief Financial Officer,

Board Member

PART F/S

FINANCIAL STATEMENTS

Independent Auditors' Report

To the Board of Directors and

Shareholders of NBO Systems, Inc.

We have audited the accompanying balance sheet of NBO Systems, Inc. as of March 31, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBO Systems, Inc. as of March 31, 2003 and 2002 and the results of its operations and cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a working capital deficit, a deficit in equity, has suffered recurring losses and has been unable to generate cash from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner + Co.

Salt Lake City, Utah

December 11, 2003

NBO Systems, Inc.

BALANCE SHEETS

March 31,

ASSETS

	2003	2002
Current assets
Cash	$-	$45,876
Restricted cash	9,264,671	12,507,216
Accounts receivable, net of allowance for uncollectible accounts of $12,654 in 2003 and $5,014 in 2002	152,906	347,186
Inventory	68,429	17,530
Prepaid expenses	39,825	6,309
Employee advances	4,243	-
Total current assets	9,530,074	12,924,11
PROPERTY AND Equipment, net	1,011,942	1,413,937
OTHER ASSETS
Trademarks, net	-	9,107
Deposits and reserves	777,572	456,205
Other assets and deposits	124,858	142,588
	902,430	607,900
	$11,444,446	$14,945,954

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

BALANCE SHEETS - CONTINUED

March 31,

Liabilities and STOCKHOLDERS' DEFICIT

	2003	2002
Current liabilities
Checks written in excess of cash	$16,671	$-
Gift certificates/cards payable	13,806,707	13,203,863
Accounts payable	611,184	792,516
Accrued liabilities	796,232	554,615
Notes to stockholders	485,499	1,283,055
Notes to officer	273,625	273,625
Total current liabilities	15,989,918	16,107,674
Long-term LIABILITIES
Long-term notes to stockholders	275,000	-
Total liabilities	16,264,918	16,107,674
COMMITMENTS AND CONTINGENCIES	-	-
Stockholders' deficit
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; issued and outstanding 59,231 and 53,847 shares at 2003 and 2002, respectively; liquidation value $2.20 per share	59,231	53,847
Common stock, par value $0.0005; authorized 20,000,000 shares, 16,621,379 and 16,569,887 shares issued and outstanding at 2003 and 2002, respectively	8,311	8,285
	67,542	62,132

Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	22,880,570	22,374,130
Accumulated deficit	(27,750,684)	(23,580,082)
Total stockholders' deficit	(4,820,472)	(1,161,720)
	$11,444,446	$14,945,954

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF OPERATIONS

Year ended March 31,

	2003	2002
Revenues
Sale of third party gift certificates/cards	$2,886,621	$2,057,964
Merchant fees earned from retailers	1,333,602	1,158,449
Unredeemed/Unredeemable gift certificates	927,253	1,830,477
Postage and handling	236,411	174,984
Fees earned from customers	126,261	10,322
Lease revenue	50,161	10,750
Equipment and software income	43,528	38,298
Interest on restricted cash	40,470	186,472
	5,644,307	5,467,716
Cost of revenues
Third party gift certificates/cards	2,598,225	1,855,270
Merchant fees and charges	1,210,997	1,107,184
Gift card and gift certificate stock	157,335	139,463
Postage and handling	114,132	98,065
Rebates	85,947	50,830
Credit card enrollment fees	85,000	-
Other	34,164	55,032
	4,285,800	3,305,844
Gross profit	1,358,507	2,161,872
Operating expenses
Personnel	3,059,436	2,941,271
Office	439,959	464,849
Rent	329,751	340,569
Depreciation and amortization	325,721	358,800
Legal and accounting	215,285	265,892
Travel, meals and entertainment	154,760	63,014
Other	146,509	128,906
Consultants	79,853	6,500
	4,751,274	4,569,801
Operating loss	(3,392,767)	(2,407,929)
Other income (expense)
Interest expense	(390,959)	(1,691,212)
Loss on disposal of other assets and property and equipment	(253,972)	(111,669)
Interest income	5,017	17,215
Other income, net	888	35
	(639,026)	(1,785,631)
NET LOSS	$(4,031,793)	$(4,193,560)

Net loss per common share - basic and diluted	$(0.24)	$(0.26)
Weighted-average number of common shares outstanding - basic and diluted	16,589,000	16,004,000

The accompanying notes are an integral part of these statements.

NBO SYSTEMS, Inc.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended March 31, 2003 and 2002

Preferred stock		Common stock		Subscriptions Receivable	Additional paid-in capital	Accumulated deficit	Total
Number of shares	Amount	Number of shares	Amount
Balance at April 1, 2001	48,952	$48,952	15,608,511	$7,804	$(17,900)	$18,962,236	$(19,260,324)	$(259,232)
Preferred stock dividends	4,895	4,895	-	-	-	121,303	(126,198)	-
Common stock issued for
Note payable	-	-	295,788	135	-	496,615	-	496,750
Notes to officer	-	-	312,500	156	-	109,219	-	109,375
Services	-	-	6,274	3	-	30,726	-	30,729
Equipment	-	-	16,915	8	-	50,524	-	50,532
Payment of interest	-	-	53,614	25	-	215,111	-	215,136
Cash (net of issuance costs of $62,340)	-	-	331,921	182	-	1,350,802	-	1,350,984
Common stock redeemed	-	-	(55,636)	(28)	-	(152,971)	-	(152,999)
Interest expense recognized on beneficial conversion features on notes payable	-	-	-	-	-	903,620	-	903,620
Common stock options and warrants issued for services and compensation	-	-	-	-	-	6,127	-	6,127
Common stock warrants issued for interest	-	-	-	-	-	280,818	-	280,818
Net loss	-	-	-	-	-	-	(4,193,560)	(4,193,560)
Balance at March 31, 2002	53,847	53,847	16,569,887	8,285	(17,900)	22,374,130	(23,580,082)	(1,161,720)
Preferred stock dividends	5,384	5,384	-	-	-	133,425	(138,809)	-
Common stock issued for
Payment of interest	-	-	20,491	10	-	107,562	-	107,572
Cash (net of issuance costs of $0)	-	-	31,001	16	-	123,989	-	124,005
Common stock warrants issued for interest	-	-	-	-	-	141,464	-	141,464
Net loss	-	-	-	-	-	-	(4,031,793)	(4,031,793)
Balance at March 31, 2003	59,231	$59,231	16,621,379	$8,311	$(17,900)	$22,880,570	$(27,750,684)	$(4,820,472)

The accompanying notes are an integral part of this statement.

NBO SYSTEMS, Inc.

STATEMENTS OF CASH FLOWS

Year ended March 31,

	2003	2002
Increase (decrease) in cash
Cash flows from operating activities
Net loss	$(4,031,793)	$(4,193,560)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	325,721	358,800
Loss on disposal of other assets, and property and equipment	253,972	111,669
Bad debt expense	11,611	44,215
Common stock options and warrants issued for services and compensation	-	6,127
Common stock warrants issued for interest	141,464	280,818
Interest expense recognized on beneficial conversion features on notes payable	-	903,620
Common stock issued for services	-	30,729
Common stock issued for interest	107,572	215,136
Amortization of prepaid interest on loans	-	36,470
Changes in assets and liabilities
Accounts receivable	182,670	(258,143)
Employee advances	(4,243)	1,667
Inventory	(50,899)	1,611
Prepaid expenses, other assets and deposits	(355,990)	(216,455)
Accounts payable	(181,332)	330,931
Accrued liabilities	241,619	215,116
Total adjustments	672,161	2,062,311
Net cash used in operating activities	(3,359,632)	(2,131,249)
Cash flows from investing activities
Purchase of property and equipment	(150,007)	(60,919)
Proceeds from sale of property, equipment, and other assets	254	46,442
Net cash used in investing activities	(149,753)	(14,477)
Cash flows from financing activities
Increase in checks written in excess of cash	16,671	-
Advances on restricted cash	3,845,389	696,647
Principal payments on long-term obligations	-	(66,138)
Proceeds from sale of common stock	124,005	1,350,984
Proceeds from notes to officer	-	47,500
Payments on notes to officer	-	(67,499)
Proceeds from loans to stockholders	275,000	811,752
Principal payments on notes to stockholders	(797,556)	(589,510)
Net cash provided by financing activities	3,463,509	2,183,736
Net increase (decrease) in cash	(45,876)	38,010
Cash at beginning of year	45,876	7,866
Cash at end of year	$-	$45,876

The accompanying notes are an integral part of these statements.

NBO SYSTEMS, Inc.

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended March 31,

	2003	2002
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$58,973	$178,340
Income taxes	2,778	2,536
Noncash investing and financing activities
Net transfers from other assets to property and equipment	$222,312	$19,942
Beneficial conversion feature of convertible debt	-	903,620
Incentive stock option exercise	(109,375)	109,375
Notes payable converted to common stock	-	496,750
Common stock issued for assets	-	50,532

The accompanying notes are an integral part of these statements

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 and 2002

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

2. Use of estimates

In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions, including those related to estimated breakage (see Note A - Item 10) that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Inventory

Inventory consists of gift certificates and gift cards purchased from third party retailers. Gift certificates/cards are recorded at cost (specific identification method).

6. Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Years
Furniture and fixtures	10
Kiosks	5
Support equipment	5-10
Office equipment and vehicles	4-5
Software	5
Leasehold improvements	5

7. Income taxes

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

8. Trademarks

The Company capitalizes trademarks at cost and amortizes them over the periods expected to be benefited, not to exceed 15 years. As of March 31, 2003 the remaining net value was written off in accordance with FAS 142.

9. Loss per share

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

10. Revenue recognition

The Company sells/issues gift certificates and gift cards. Some sales/issuances are Company gift certificate/card stock, with the remainder being gift certificates/cards purchased through a third party merchant that are issued on the third party merchant's stock. The third party merchant gift certificates/cards are purchased in bulk at a discount and re-sold at full face value.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

10. Revenue recognition - continued

The full face value of the gift certificate/gift card sale/issuance is claimed by the Company as revenue only when the Company has no responsibility or liability for the redemption of the gift certificates/gift cards sold/issued.

Based on the preceding, the Company records as revenue the amount received from the customer at the time of the sale. The amount that the Company pays the retailer is recorded as a cost of revenue. The Company recognizes convenience fee revenue earned from customers from the sale/issuance of gift certificates/cards upon occurrence of the event. Merchant fee revenue earned from retailers is recognized when gift certificates/cards are redeemed. On gift certificate/card service contracts, reimbursable merchant fee revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. Revenue from the sale of kiosks is recognized upon shipment or installation if the Company is required to install the kiosks. Interest income is recognized when earned.

During 2002, the Company began recognizing revenue on old, unredeemed/unredeemable gift certificates/cards in accordance with contractual agreements. Gift certificates/cards that are not redeemed by the holder due to destruction, loss, administrative fees or service charges, expiration or the expiration of the legal statute of limitations, or other reason are subject to claim by the Company as unredeemed/unredeemable property. Gift certificates/cards that are not redeemed are referred to as "breakage" in the industry.

The Company recognizes revenue on breakage at the end of the term of the period in which the Company is obligated to honor gift certificates/cards, which ranges from one to three years and is based on either the expiration date on the gift certificate/card or the applicable legal statute of limitation (applicable where state law prohibits expiration dates), which represents the extinguishment of the liability. Breakage revenue is recognized on paper gift certificates during the month following the expiration date. Breakage revenue is recognized during the thirty-seventh month on paper gift certificates with no expiration date based on the applicable legal statute of limitation. Revenue is recognized on gift cards in the period in which the Company receives the administrative fee, service charge, or expiration fee applied to the consumer's gift card. In all cases, the Company records breakage revenue on gift cards not more than twenty months from the month of sale.

The Company records and compiles the total cumulative amount of breakage based on total historical sales and breakage experience since the Company began selling paper gift certificates in October 1998 and gift cards in October 2001. The Company monitors historical breakage experience and makes estimates of future breakage and trends based on that historical experience. The Company makes operating cash decisions and realizes advances on restricted cash based upon those historical sales and breakage estimates. The Company may not exceed the estimated amount of breakage calculated on historical sales for working capital purposes.

11. Stock options and warrants

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

12. Stock based compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

12. Stock based compensation - continued

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been changed by the following:

	Years Ended March 31,
	2003	2002
Net loss - as reported	$(4,031,793)	$(4,193,560)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(131,334)	(300,059)

Net loss - pro forma	$(4,163,127)	$(4,493,619)

Loss per share - as reported	$(.24)	$(.26)

Loss per share - pro forma	$(.25)	$(.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2003	2002
Expected dividend yield	-	-
Expected price volatility	29.44%	30%
Risk-free interest rate	2.87	4.7%
Expected life of options	10	10

The weighted average fair value of options granted during 2003 and 2002 are $2.49 and $2.09 per share, respectively.

13. New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for as purchases.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

13. New accounting pronouncements - continued

In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 with no impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In June 2001, FASB issued SFAS No. 142 ("SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review. The Company adopted SFAS No. 142 with no impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In June 2001, FASB issued SFAS No. 143 ("SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and /or the normal operation of a long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. The Company adopted SFAS No. 143 with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In August 2001, FASB issued SFAS No. 144 ("SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces existing accounting pronouncements related to impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In April 2002, FASB issued SFAS No. 145 ("SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on extinguishment of debt. The Company adopted SFAS No. 145 with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In June 2002, FASB issued SFAS No. 146 ("SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company adopted SFAS No. 146 with no material impact on its financial condition or results of operations for the for the fiscal year ended March 31, 2003.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB issued consensus 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance and specific criteria to determine if and how multiple deliverables should be separated, and whether revenue associated with each deliverable should be recorded at a separate time. The Company adopted this consensus with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

13. New accounting pronouncements - continued

The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's results of operations and financial position.

In December 2002, FASB issued SFAS No. 148 ("SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002 (the Company's fiscal year 2003) and the new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002 (the Company's fiscal 2003 third quarter). The Company adopted SFAS No. 148, with no material impact on its financial condition or results of operations for the fiscal year ended March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company's results of operations and financial position.

14. Advertising

Advertising costs are expensed as incurred.

15. Certain reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the presentation for fiscal year 2003.

NOTE B - GOING CONCERN

To date, the Company has not generated sufficient revenue to meet the Company's on-going expenses of operation. These factors raise substantial doubts about the Company's ability to continue as a going concern and the Company's audit report contains an explanatory paragraph with respect to this matter. The report of the Company's independent auditors on the Company's audited financial statements for the fiscal years ended March 31, 2003 and 2002, respectively, included herein, contains information that states that the Company has incurred cumulative losses since inception of operations and has negative cash flow from operations. As of March 31, 2003, the Company's current liabilities exceeded its current assets and the Company had a stockholders' deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently in the process of securing approximately $10.0 million in equity funding from institutional/accredited investors to meet on-going capital requirements. Concurrently, the Company is in preliminary discussions with strategic partners that could result in the merger or acquisition of the Company or an Initial Public Offering.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE B - GOING CONCERN - CONTINUED

In that event, the full $10.0 million equity investment may not be required and will be adjusted as discussions continue. The Company also has the ability to raise additional funding through debt offerings to existing shareholders as has been done in the past.

There can be no assurance that the Company will be successful in its attempt to consummate any of its strategic alternatives.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $7,814,000 at March 31, 2003 and $10,981,000 at March 31, 2002. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates/cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates/cards are considered breakage/estimated breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates. Amounts considered to be unredeemed gift certificates/cards ("breakage") by expiration or legal statute of limitation are recorded as revenue, and that dollar amount is removed from gift certificates/cards payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates/cards ("estimated breakage") based on Company historical breakage data are not recorded as revenue until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash upon issuance of the gift certificate/card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as revenue. At such time, gift certificates/cards payable is reduced by a corresponding amount.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

	2003	2002
Furniture and fixtures	$274,423	$270,805
Kiosks and counter top units	261,041	617,474
Support equipment	286,380	271,924
Office equipment and vehicles	710,541	619,719
Software	253,086	221,090
Leasehold improvements	152,236	145,186
	1,937,707	2,146,198
Less accumulated depreciation and amortization	(925,765)	(732,261)
	$1,011,942	$1,413,937

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - OTHER ASSETS AND DEPOSITS

	2003	2002
Gift certificate and gift card stock	$40,635	$23,492
Kiosk and counter top unit components	84,223	119,096
	$124,858	$142,588

Kiosk and counter top unit components in other assets includes gift certificate kiosks and counter top units taken out of service and disassembled for use in the assembly of future kiosks and counter top units. Each component is assigned a proportionate share of the assets book value net of accumulated depreciation when it is transferred from property and equipment. These components are used to assemble new kiosks and counter top units, that when placed in service, are transferred back to property and equipment. During 2003, the Company recorded a loss on disposal of other assets of $253,972 for kiosk and counter top unit components that were determined to be impaired.

NOTE F - LESSOR LEASING

The Company's leasing operations relate to a sublease of office space. Leasing income was $50,161 for the year 2003. The sublease tenant has ceased operations as of March 31, 2003.

NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2003	2002
Payroll and paid time off	$539,855	$339,354
Accrued interest	254,377	207,947
Other	2,000	7,314
	$796,232	$554,615

NOTE H - NOTES TO STOCKHOLDERS

Notes due to stockholders consist of the following:

	2003	2002
10% notes to stockholders, net of financing costs of $444,036 at March 31, 1996, payable in full (including interest) on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. At June 30, 1996, the notes were not paid and the interest rate increased to 20%. Because the notes were in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996, not collateralized, past due. (Bridge Loan	$12,499	$497,555
Noninterest-bearing note to a stockholder, payable on July 14, 1997. Holder received 12,500 shares of common stock at $.80 per share at time of issuance of the note. Upon default, issuances of common stock were stipulated at specific dates if the balance remained unpaid. The Company issued 31,250 common shares at $.80 per share in July and August 1997 and 15,625 common shares at $2.80 per share in September 1997 for default, not collateralized.	-	50,000

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE H - NOTES TO STOCKHOLDERS - CONTINUED

Non interest-bearing note to a stockholder, payable on July 23, 1997. Holder received 2,500 shares of common stock of the Company at time of issuance of the note. Upon default, issuances of common stock were stipulated at specific dates if the balance remained unpaid. The Company issued 6,250 common shares at $.80 per share in July and August 1997 and 3,125 common shares at $2.80 per share in September 1997 for default, not collateralized, past due.	10,000	10,000
Noninterest-bearing note to a stockholder, payable on July 15, 1997. Holder received 2,500 shares of common stock of the Company at time of issuance of the note. Upon default, issuances of common stock were stipulated at specific dates if the balance remained unpaid. The Company issued 6,250 common shares at $.80 per share in July and August 1997 and 3,125 common shares at $2.80 per share in September 1997 for default, not collateralized. (Owen)	-	10,000
12% note to stockholder, payable on January 6, 2001. Holder has received 281,250 warrants at an exercise price of $4.40 per share and will receive 9,375 warrants on the 7th of each month at the same exercise price as long as the note remains unpaid, not collateralized, past due. (Burke 1)	75,000	75,000
12% note to stockholder, payable on July 30, 2001. Holder has received 222,500 warrants at an exercise price of $4.40 per share and will receive 11,250 warrants at the same exercise price on the 30th of each month as long as the note remains unpaid, not collateralized.	-	90,000
Convertible note to a stockholder, payable on March 15, 2001. Holder received 11,375 shares of common stock of the Company at $4.40 per share at the time of issuance of the note, which the Company recognized as prepaid interest (effective annual interest rate of 40%). Upon maturity, the holder elected not to convert the note to common stock at the rate of $2.20 per share or a total of 227,500 shares. At the default date the note remained unpaid and based on the terms of the note, an additional 11,375 shares of common stock was paid to the holder at $4.40 per share. The stockholder has received an additional 11,375 shares of common stock at $4.40 per share and 27,300 shares of common stock at $5.50 per share. For each 90 day period that the note remains unpaid, an additional 9,100 shares of common stock will be paid to the holder, not collateralized, past due. (1)	188,000	500,500
Convertible note to a stockholder, payable on April 1, 2002. Upon notice of repayment, the holder may convert the note to common stock at the rate of $5 per share or a total of 10,000 shares, not collateralized. (	-	50,000
	$485,499	$1,283,055

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE H - NOTES TO STOCKHOLDERS - CONTINUED

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

(1) The Company had a $500,500 convertible note payable that the holder elected not to convert into common stock, as explained above. Other notes to stockholders with convertible features are outlined below.

Company transactions concerning convertible notes to stockholders are as follows:

					Beneficial conversion
					feature recognized as
					interest expense
	Number of shares of common stock	Note was paid at	Market	Conversion	Year ended
Amount	the note was	maturity	price per	price per	March 31,
of note	converted to	in cash	share	share	2003	2002
$100,000	45,454	-	4.40	2.20	-	67,415
100,000	41,666	-	4.40	2.40	-	52,607
100,000	41,666	-	4.40	2.40	-	54,748
250,000	-	250,000	5.50	1.00	-	250,000
250,000	-	250,000	5.50	1.00	-	250,000
100,000	100,000	-	5.50	1.00	-	100,000
50,000	27,500	22,500	5.50	1.00	-	50,000
50,000	-	50,000	5.50	1.00	-	50,000
19,250	19,250	-	5.50	2.75	-	19,250
35,000	-	35,000	5.50	5.00	-	3,500
11,000	-	11,000	5.50	5.00	-	1,100
50,000	-	N/A	5.50	5.00	-	5,000
					$-	$903,620

Amounts from the beneficial conversion features of these notes have been recorded during 2002 as additional noncash charges to interest expense, which is included in interest expense in the statements of operations.

NOTE I - LONG-TERM NOTES TO STOCKHOLDERS

During 2003 the Company entered into a note to a stockholder for $275,000, payable March 27, 2005. The note calls for quarterly interest payments at an annual rate of 19%, with the first quarterly interest payment being payable on June 28, 2003. If a quarterly interest payment is not paid when due the annual interest rate increases to 20% for the period in default. The note is not collateralized.

NOTE J - INCOME TAXES

The (provision for) benefit from income taxes for the years ended March 31, 2003 and 2002, consisted of the following:

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - INCOME TAXES - CONTINUED

	2003	2002
Current
Federal	$-	$-
State	-	-
Deferred	-	-
Total	$-	$-

The reported provision for (benefit from) income taxes is different than the amount computed by applying the statutory Federal income tax rate to the loss before income taxes as follows:

	2003	2002
Benefit at statutory rates	$(1,371,000)	$(1,426,000)
Increase in valuation allowance	1,470,000	900,000
Change in estimates and other	79,000	721,000
State income tax benefit	(202,000)	(210,000)
Nondeductible items	24,000	15,000
Total	$-	$-

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of March 31, 2003 and 2002, are comprised of the estimated future tax benefit (provision) due to different financial reporting and income tax basis related to:

	2003	2002
Deferred tax assets
Net operating loss carryforward	$9,183,000	$7,726,000
Research and development credit carryforwards	113,000	88,000
Asset reserves and accrued liabilities	163,000	129,000
Depreciation	13,000	59,000
Total deferred tax assets	9,472,000	8,002,000
Valuation allowance	(9, 472,000)	(8,002,000)
Net deferred tax asset	$-	$-

The Company has concluded that since it is uncertain as to whether it will be able to recognize the benefit of its operating loss and research and development credit carryforwards, a full valuation allowance should be provided. At March 31, 2003, the Company had net operating loss carryforwards of approximately $24,620,000 and research and development credit carryforwards of $113,000. The net operating loss carryforwards and the research and development credits expire from 2010 to 2023.

NOTE K - EQUITY

Subscriptions receivable

The Company has received promissory notes from three stockholders, which bear 10 percent interest and are collateralized by shares of common stock of the Company. Upon a public offering, the shares of stock may be sold and the proceeds could be used to repay the notes to the Company.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - EQUITY - CONTINUED

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

The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer. Due to a misinterpretation of the Incentive Stock Option Plan rules, this exercise was later rescinded.

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

Year ended March 31, 2003

The Company issued 20,491 shares of common stock to stockholders for interest in the amount of $107,752 according to terms of notes payable. The note holders are also shareholders and accredited investors.

The Company received $124,005 with no associated offering costs upon the exercise of 31,001 Class B Warrants which resulted in the issuance of 31,001 shares of common stock.

Preferred stock

Each outstanding share of preferred stock is convertible at any time into shares of common stock at a rate of 4.6875 shares of common stock for each share of preferred stock. The shares shall be automatically converted into common stock upon the initial closing of a public offering of the Company's common stock..

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - EQUITY - CONTINUED

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

The Company declared 10 percent stock dividends on the Company's preferred stock, which was paid to stockholders of record on August 31, 2002 and 2001. The dividend was charged to the accumulated deficit in the amounts of $138,809 and $126,198, respectively, which was based on the fair value of the Company's common stock converted at a rate of 4.6875 shares of common stock for each share of preferred stock.

NOTE L - LOSS PER COMMON SHARE

	Year ended March 31,
	2003	2002
Net loss per common share - basic and diluted
Net loss	$(4,031,793)	$(4,193,560)
Dividends on preferred stock	(138,809)	(126,198)
Net loss available to common shareholders	$(4,170,602)	$(4,319,758)

Common shares outstanding during the entire period	16,570,000	15,608,000
Weighted average common shares issued during the period	19,000	396,000
Weighted average number of common shares used in basic EPS	16,589,000	16,004,000
Dilutive effect of stock options, warrants, and convertible preferred stock	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	16,589,000	16,004,000

The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock included in Notes I, L and N have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the years ended March 31, 2003 and 2002.

NOTE M - STOCK OPTIONS AND WARRANTS

Common stock options

During 1997, the Company adopted the 1997 Stock Option Plan (the "Plan"), which became effective on January 22, 1997. The Plan was amended during 1998 to increase the number of shares of common stock reserved for issuance to an aggregate of 4,687,500 shares.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE M - STOCK OPTIONS AND WARRANTS - CONTINUED

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

The Company has options outstanding to acquire 4,029,165 and 4,080,415 shares of common stock as of March 31, 2003 and 2002, respectively. The options vest periodically through September 2007.

As of March 31, 2003, the Company has 4,004,160 stock options outstanding to employees with a range of exercise prices from $.32 to $5.50. The options generally vest evenly over five years from the employee's beginning employment date regardless of the date of grant. Also at March 31, 2003, the Company has 25,005 stock options outstanding to a non-employee to purchase one share of common stock per option at $4.40 per share.

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

Each Class A Warrant entitles the registered holder thereof to purchase one share of the Company's common stock at an exercise price of $2.40 per share during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company's common stock. Unless extended by the Company at its discretion, all Class A Warrants will expire at the end of the 24th month after the completion of an initial public offering. The Class A Warrants are callable by the Company at any time the common shares have been trading at a price equal to or above $2.40 for a period of 30 consecutive trading days on an established exchange. Holders of these warrants have no rights, privileges or liabilities as a stockholder of the Company prior to exercise. The Company has 1,010,672 of these warrants outstanding at March 31, 2003.

Class B Warrants

The Class B warrants were issued in connection with a private placement started in December of 1997. Each Class B Warrant entitled the registered holder thereof to purchase one share of the Company's common stock at an exercise price of $4.00 per share. The warrants expired four years from the completion date of the issuance of March 1999, or March 2003. The Class B Warrants were callable by the Company at any time the common shares had been trading at a price equal to or above $4.00 for a period of 30 consecutive trading days on an established exchange ending within 15 days of the date of redemption. Holders of these warrants had no rights, privileges or liabilities as a stockholder of the Company prior to exercise. 31,001 of a possible 734,075 Class B Warrants were exercised prior to expiration March 29, 2003. The remaining 703,074 Class B Warrants expired without being exercised.

In January 2003, as part of an incentive offering to exercise the Class B Warrants prior to the March 29, 2003 expiration date, 1,600 Class B Incentive Warrants were issued at an exercise price of $5.50 per warrant with an expiration date of January 17, 2008. No issuance costs were incurred. The incentive offering was made to accredited investors only.

Other warrants

In April 1999, the Company entered into an agreement with Tradeway Securities Group, Inc. (Agent) in which the Agent acted as a selling agent for the Company for a private placement offering. In March 2001, the Company ended its relationship with the Agent.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE M - STOCK OPTIONS AND WARRANTS - CONTINUED

The Company issued an aggregate amount of 649,913 warrants to the Agent to purchase common stock at an exercise price of $2.64 per share, exercisable until February 2005. The Company recorded issuance costs of $237,821 in 2001 in connection with these warrants.

Other warrants - continued

Common stock warrants at $2.40 per share were issued to a referring attorney in connection with the same private placement offering. The Company has 95,277 of these warrants outstanding at March 31, 2003. The warrants are exercisable until April 2004.

Common stock warrants were issued to a stockholder and recorded as additional interest expense of $141,464 for the year ended March 31, 2003 ($280,818 for the year ended March 31, 2002) in connection with two outstanding notes payable. Each warrant entitles the holder to purchase one share of common stock at $4.40 per share. The Company has 503,750 of these warrants outstanding at March 31, 2003. 281,250 of the warrants are exercisable until July 6, 2005, and 222,500 of the warrants are exercisable until July 30, 2006 (Note I).

Common stock warrants were issued to a company for settlement of a note payable. Each warrant entitles the holder to purchase one share of common stock at $2.40 per share. The Company has 39,063 of these warrants outstanding at March 31, 2002. The warrants are exercisable until April 2003.

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

Changes in the Company's stock options and warrants are as follows:

	Warrants			Stock options
			Weighted-			Weighted-
			average			average
	Number	Exercise	exercise	Number	Exercise	exercise
	of options	Price	price	of options	price	price
Outstanding at April 1, 2001	2,607,750	2.40-4.40	2.99	4,426,351	0.32-4.40	1.16
Granted	227,159	4.40	4.40	174,064	4.40-5.50	4.87
Exercised	-	-	-	(312,500)	0.35	0.35
Canceled or expired	-	-	-	(207,500)	2.40-4.40	2.83
Outstanding at March 31, 2002	2,834,909	2.40-4.40	3.09	4,080,415	0.32-5.50	1.16
Granted	201,600	4.40-5.50	4.65	90,000	5.50	5.50
Exercised	(31,001)	4.00	4.00	-	-	-
Canceled or expired	(703,074)	4.00	4.00	(141,250)	2.40-5.50	4.24
Outstanding at March 31, 2003	2,302,434	2.40-5.50	2.92	4,029,165	0.32-5.50	4.70
Exercisable at March 31, 2003	1,291,762	2.40-5.50	3.32	3,824,040	0.32-5.50	1.11
Exercisable at March 31, 2002	1,822,078	2.40-4.40	3.48	3,773,915	0.32-5.50	1.07

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE M - STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of the status of the options outstanding at March 31, 2003 is presented below:

	Outstanding			Exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of	Number	remaining	average	Number	average
exercise	of options	contractual	exercise	of options	exercise
prices	outstanding	life (years)	price	exercisable	price
$ .32	455,097	3.82	$ 0.32	455,097	$ 0.32
.80-0.88	2,921,875	4.32	0.88	2,921,875	0.88
2.40-2.80	275,000	6.05	2.58	236,250	2.60
4.40	272,193	7.15	4.40	179,818	4.40
5.50	105,000	9.17	5.50	31,000	5.50
	4,029,165	4.70	1.29	3,824,040	1.11

A summary of the status of the stock warrants outstanding at March 31, 2003 is presented below:

	Outstanding			Exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 2.40	1,049,735	n/a	$ 2.40	39,063	$ 2.40
2.64	745,190	1.04	2.64	745,190	2.64
4.40	505,909	2.73	4.40	505,909	4.40
5.50	1,600	5.16	5.50	1,600	5.50
	2,302,434		2.92	1,291,762	3.32

NOTE N - RELATED PARTY TRANSACTIONS

In addition to matters disclosed in Notes I, L and N the Company entered into the following transactions with related parties.

During May 1996, the Company entered into a promissory note with its president for $250,000 which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The note is not collateralized and remains outstanding as of March 31, 2003.

During January 2002, the Company entered into a non-interest bearing demand note with its president for $40,000. The note is not collateralized and remains outstanding as of March 31, 2003.

The Company issued 312,500 shares of common stock to the Company's president upon exercise of 312,500 stock options at $0.35 per option in exchange for a decrease of $109,375 in notes payable to an officer. Due to a misinterpretation of the Incentive Stock Option Plan rules, this exercise was later rescinded.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE P - COMMITMENTS AND CONTINGENCIES

1. Employment agreements

The Company has entered into employment agreements with officers and key employees. The agreements provide for terms of one to three years and total monthly salaries of approximately $36,250 in 2003 and $38,333 in 2002. Total future salaries payable under these agreements for years ending March 31, are approximately as follows:

Year ending March 31,	Amount
2004	$200,000
2005	90,000
2006	60,000
$350,000

2. Lease

Effective March 2001, the Company entered into a five-year operating lease expiring February 2005, for the Company's headquarters at a monthly base rent which includes all taxes on the property. The rental expense under all operating leases was $326,029 for the year 2003 ($304,141 in 2002).

Future minimum payments for all operating leases at March 31, 2003 are as follows:

Year ending March 31,	Amount
2004	310,610
2005	291,482
Thereafter	-
$602,092

3. Gift certificate contracts

The Company has entered into contracts with various entities relative to it's gift certificate/gift card business that call for the Company to indemnify the customer against certain claims or charges that may occur from governmental agencies and due to other contingent circumstances. The Company has attempted to estimate any potential liability associated with these contracts and provide for them in the financial statements. However, state legal statues and other provisions of the law may change or be subject to other interpretations and result in significant liability to the Company.

4. Litigation

The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

NOTE Q - MAJOR SOURCES OF REVENUE

Fee income from the largest customer of the Company for the year ended March 31, 2003, accounted for approximately 37 percent of the Company's total revenue. Loss of this key customer could result in significant decreases in Company revenues and income. No other customer represents more than 10% of the Company's total revenue.