Form 10QSB
period 2003-06-30
NBO SYSTEMS  INC
filed 2003-12-19
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland (State or other jurisdiction of incorporation or organization)	55-0795927 (I.R.S. Employer Identification No)

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

Yes No ___    X ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of June 30, 2003, the number of shares outstanding of the registrant's only class of common stock was 16,312,297.

Transitional Small Business Disclosure Format (check one): Yes _____ No    X

NBO Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1	Condensed Financial Statements
	Condensed Balance Sheets as of	3
	June 30, 2003 (unaudited) and March 31, 2003

	Condensed Statements of Operations for the	4
	Three Months ended June 30, 2003 (unaudited) and 2002 (unaudited)

	Condensed Statements of Cash Flows for the Three	5
	Months ended June 30, 2003 (unaudited) and 2002 (unaudited)

	Notes to Condensed Financial Statements	6
	(unaudited)

Item 2	Management's Discussion and Analysis of Financial Condition and	10
	Results of Operations

Item 3	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 2	Changes in Securities	13

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits and Reports on Form 8-K	14

Signatures		14

Certifications		15

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NBO Systems, Inc.

CONDENSED BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2003	2003
	(unaudited)
CURRENT ASSETS
Cash	$ 31,753	$ -
Restricted cash	6,781,534	9,264,671
Accounts receivable, net of allowance for uncollectible accounts of $3,067 at June 30, 2003 and $12,654 at March 31, 2003	96,730	152,906
Inventory	65,929	68,429
Prepaid expenses	25,683	39,825
Employee advances	1,147	4,243
Total current assets	7,002,776	9,530,074
PROPERTY AND EQUIPMENT, NET	960,495	1,011,942
OTHER ASSETS
Deposits and reserves	724,598	777,572
Other assets	130,752	124,858
	855,350	902,430
	$ 8,818,621	$ 11,444,446

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Checks written in excess of cash in bank	$ -	$ 16,671
Gift certificates/cards payable	12,049,661	13,806,707
Accounts payable	725,280	611,184
Accrued liabilities	768,600	796,232
Notes to stockholders	485,499	485,499
Notes to officer	383,000	273,625
Total current liabilities	14,412,040	15,989,918
LONG-TERM LIABILITIES
Long-term notes to stockholders	275,000	275,000
Total liabilities	14,687,040	16,264,918
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 59,231 and 59,231 shares issued and outstanding at June 30, 2003 and March 31, 2003; redemption value $2.20 per share	59,231	59,231
Common stock, par value $0.0005; authorized 20,000,000 shares; 16,312,297 and 16,621,379 shares issued and outstanding at June 30, 2003 and March 31, 2003	8,156	8,311
Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	24,048,647	22,880,570
Accumulated deficit	(29,966,553)	(27,750,684)
Total stockholders' deficit	(5,868,419)	(4,820,472)
	$ 8,818,621	$ 11,444,446

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

	Three months ended
	June 30,
	2003	2002
Revenues
Sale of third party gift certificates/cards	$ 681,202	$ 478,394
Unredeemed/Unredeemable gift certificates	329,102	522,119
Merchant fees earned from retailers	209,599	176,580
Fees earned from customers	76,001	19,301
Postage and handling	59,605	40,866
Equipment and software income	15,496	-
Interest on restricted cash	13,649	14,228
Lease revenue	-	7,750
Total revenues	1,384,654	1,259,238
Cost of revenues
Third party gift certificates/cards	615,953	428,281
Merchant fees and charges	277,611	188,966
Postage and handling	31,117	18,389
Credit card enrollment fees	30,123	-
Gift card and gift certificate stock	28,812	9,867
Rebates	15,353	8,246
Other	6,012	2,926
Total cost of revenues	1,004,981	656,675
Gross profit	379,673	602,563
Operating expenses
Personnel (excluding $1,250,000 in non-qualified stock options)	889,149	686,379
Non-qualified stock options	1,250,000	-
Office	98,023	96,742
Depreciation and amortization	86,127	82,864
Rent	81,551	81,523
Travel, meals and entertainment	50,388	20,303
Other	45,417	23,478
Consultants	16,084	3,000
Legal and accounting	15,540	76,487
Total operating expenses	2,532,279	1,070,776
Operating loss	(2,152,606)	(468,213)
Other income (expense)
Interest expense	(59,431)	(122,106)
Loss on disposal of assets, and property and equipment	(5,340)	(3,587)
Interest income	492	1,230
Other income (expense), net	1,016	-
Total other expense, net	(63,263)	(124,463)
Loss before income taxes	(2,215,869)	(592,676)
Income tax benefit	-	-
NET LOSS	$ (2,215,869)	$ (592,676)
Net loss per common share - basic and diluted	$ (0.14)	$ (0.04)

Weighted-average number of common shares outstanding - basic and diluted	16,378,000	16,571,000

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
	2003	2002
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss	$ (2,215,869)	$ (592,676)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	86,127	82,864
Loss on disposal of other assets and property and equipment	5,340	3,587
Common stock options and warrants issued for services and compensation	1,250,000	-
Common stock warrants issued for interest	13,626	47,383
Common stock issued as payment of interest	13,671	37,548
Amortization of prepaid interest on loans	-	-
Changes in assets and liabilities
Accounts receivable	56,176	(18,173)
Employee advances	3,096	(6,092)
Inventory	2,500	1,381
Prepaid expenses and other assets	40,056	46,420
Accounts payable	114,097	130,891
Accrued liabilities	(27,632)	13,122
Total adjustments	1,557,057	338,931
Net cash used in operating activities	(658,812)	(253,745)
Cash flows used in investing activities
Purchase of property and equipment	(19,655)	(37,925)
Proceeds from sale of property, equipment, and other assets	800	-
Net cash used in investing activities	(18,855)	(37,925)
Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank	(16,671)	(811,785)
Advance on restricted cash	726,091	1,027,849
Principal payments on notes to stockholders	-	(204,803)
Net cash provided by financing activities	709,420	11,261
Net increase (decrease) in cash	31,753	(280,409)
Cash at beginning of period	-	456,295
Cash at end of period	$ 31,753	$ 175,886
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ -	$ 32,907
Income taxes	1,063	-
Noncash investing and financing activities
Transfers of fixed assets to other assets	$ (5,453)	$ -
Transfers of other assets to fixed assets	22,987	-
Common stock issued for interest expense	13,671	37,548
Common stock warrants issued for interest expense	13,626	47,383

(continued)

The accompanying notes are an integral part of these financial statements

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. ("NBO" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2003 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of June 30, 2003, its results of operations for the three months ended June 30, 2003 and 2002, and its cash flows for the three months ended June 30, 2003 and 2002. The results of operations for the three months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending March 31, 2004.

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

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates/cards to customers. These funds are maintained at several financial institutions in depository accounts and associated sweep accounts held by NBO. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $4,975,000 at June 30, 2003 and approximately $7,814,000 at March 31, 2003. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates/cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates/cards are considered breakage/estimated breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates. Amounts considered to be unredeemed gift certificates/cards ("breakage") by expiration or legal statute of limitation are recorded as revenue, and that dollar amount is removed from gift certificates/cards payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates/cards ("estimated breakage") based on Company historical breakage data are not recorded as revenue until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash upon issuance of the gift certificate/card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates/cards payable, until such estimated breakage is recognized as revenue. At such time, gift certificates/cards payable is reduced by a corresponding amount.

NOTE D - INVENTORY

Inventory consists of only gift certificates purchased from third party retailers. Gift certificates are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - EQUITY

During the three month period ended June 30, 2003 the Company issued 3,418 shares of common stock for interest in the amount of $13,671 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the three month period ended June 30, 2003 the Company issued 28,125 common stock warrants for interest and recorded additional interest expense of $13,626 in connection with an outstanding note payable. The warrants have an exercise price of $4.40 and expire July 6, 2005. The holder of the note is a shareholder and an accredited investor.

On January 10, 2002 the President of the Company exercised 312,500 incentive stock options with a corresponding reduction in notes payable to the President of $109,375 representing the cost of the option exercise. However, due to a misinterpretation of the incentive stock option plan rules, the exercise was rescinded as of April 21, 2003 and all related transactions reversed.

On April 30, 2003 the Board of Directors approved as compensation for services rendered the five year extension of 375,000 incentive stock options for one of the original employees of the Company who terminated employment with the Company in February 2003. The incentive stock options were converted from a qualified to a non-qualified status. The conversion resulted in a one-time additional compensation expense to the Company of $1,250,000. The extended non-qualified incentive stock options expire April 30, 2008.

NOTE F - STOCK BASED COMPENSATION

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

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - STOCK BASED COMPENSATION - CONTINUED

	Three Months Ended June 30,
	2003	2002

Net loss - as reported	$(2,215,869)	$(592,676)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46,854)	(19,505)

Net loss - pro forma	$(2,262,723)	$(612,181)

Loss per share - as reported	$(.14)	$(.04)

Loss per share - pro forma	$(.14)	$(.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
	June 30,
	2003	2002

Expected dividend yield	-	-
Expected price volatility	29.44%	30%
Risk-free interest rate	2.87	4.7%
Expected life of options	10	10

The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 are $ - and $2.09 per share, respectively.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - LOSS PER COMMON SHARE

	Three months ended June 30,
	2003	2002
Net loss per common share -basic and diluted
Net loss available to common shareholders	$(2,215,869)	$(592,676)

Common shares outstanding during the entire period	16,621,379	16,569,887
Weighted average common shares issued during the period	(243,379)	1,113
Weighted average number of common shares used in basic EPS	16,378,000	16,571,000
Dilutive effect of stock options, warrants, and convertible preferred stock	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	16,378,000	16,571,000

All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three month period ended June 30, 2003 and 2002.

For the three month period ended June 30, 2003, the Company had 6,935,806 potentially dilutive shares of common stock not included in the computation of diluted loss per share because of the anti-dilutive effect (7,379,664 potentially dilutive shares for the three month period ended June 30, 2002).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three months ended June 30, 2003 and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at June 30, 2003 as compared to March 31, 2003, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2003.

Overview

The Company's primary business model is comprised of three revenue channels. The most mature revenue channel is the mall channel, which provides comprehensive gift certificate and gift card programs to shopping mall managers and non-mall retailers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores and administers the entire program including accounting, banking, and complying with escheatment regulations. The shopping mall program was initiated in October of 1998 and currently includes malls managed by multiple developers in a majority of the states across the nation. Secondly, the Company provides all Call Center and Internet Fulfillment of gift certificates/cards for ValueLink clients, a subsidiary of First Data Corp, and Darden Restaurants, Inc. ("Darden"), a subsidiary of General Mills Restaurant, Inc., (GMRI), the largest casual dining restaurant company in the world. Darden concepts include over 1,100 Red Lobster, Olive Garden, Bahama Breeze, and Smokey Bones restaurants in North America. The Company is in the process of soliciting, negotiating, and finalizing additional relationships with other national retail chains and retail outlets that typically have store locations in malls and shopping districts across the United States. Finally, the Company deployed the Children's Heroes fundraising channel as disclosed in previous filings. Current markets include Boston, Atlanta, Dallas, Houston and Salt Lake City. Additional markets will be implemented as demand dictates. The Company's goal is to establish a presence in 45 major markets by the end of fiscal year 2006.

Results of Operations

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. (see Note B to the condensed consolidated financial statements).

Sale/Issuance of Gift Certificates and Gift Cards

The following is included because the Company derives the majority of its revenues from the activities associated with the issuance of gift certificates and gift cards. The following figures are included for informational purposes only and are not included in the Company's condensed statements of operations.

The Company experienced a decrease in the face amount of gift certificates and gift cards issued of 11.2% or $1,169,039 to $9,280,262 from $10,449,301 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively.

Revenues

The Company experienced an increase in total revenues of 10.0% or $125,416 to $1,384,654 from $1,259,238 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. The increase is due primarily to an increase in the sale of third party gift certificates/cards, an increase in merchant fees earned from retailers and fees earned from customers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, provides Call Center and Internet fulfillment on those third party gift certificate/card orders, and purchases scrip certificates and scrip cards for resale in the Children's Heroes fundraising channel. The sale of third party gift certificates/cards increased 42.4% or $202,808 to $681,202 from $478,394 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively.

Unredeemed/unredeemable gift certificate revenue decreased 37.0% or $193,017 to $329,102 from $522,119 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively.

The Company experienced an increase in merchant fees earned from retailers of 18.7% or $33,019 to $209,599 from $176,580 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. This increase is due primarily to the Company billing retailers for the cost of services previously absorbed by the Company.

The Company experienced an increase in fees earned from customers of 293.8% or $56,700 to $76,001 from $19,301 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. This increase is due primarily to the Company realizing gift card administrative fees and expiration fees. The Company expects these fees to increase as more malls are converted from paper gift certificates to stored value gift cards.

Cost of Revenues

The Company experienced an increase in the total cost of revenues of 53.0% or $348,306 to $1,004,981 from $656,675 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. This increase in the amount of cost of revenues is due to a proportional increase in the sale of third party gift certificates and gift cards, resulting in an increase in the cost of certificates and cards sold, as well as the related billings to merchants for fees as described below.

The Company experienced an increase in the cost of third party gift certificates/cards of 43.8% or $187,672 to $615,953 from $428,281 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates/cards.

The Company experienced an increase in merchant fees and charges incurred of 46.9% or $88,645 to $277,611 from $188,966 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. This increase is due primarily to the associated costs incurred as a result of the increase in third party gift certificate and gift card sales.

The Company experienced a decrease in gross profit of 37.0% or $222,890 to $379,673 from $602,563 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. Gross profit margins decreased to 27.4% from 47.9% in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. These decreases are attributable mainly to the decrease in the recognition as revenue of unredeemed gift certificates. The Company believes this decrease is temporary and will increase with each quarter of the current fiscal year due to additional revenue to be recognized from unredeemed gift certificates and the realization of gift card administrative and expiration fees.

Operating Expenses

The Company experienced an increase in total operating expenses of 136.5% or $1,461,503 to $2,532,279 from $1,070,776 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. The increase is attributable mainly to a one-time compensation expense of $1,250,000 as a result of the extension of 375,000 incentive stock options for one of the original employees of the Company who terminated employment with the Company in February 2003 (see Note E of the Condensed Financial Statements). Operating expense also increased due to the Company's ramp up in personnel for the Children's Heroes fundraising channel.

The Company's operating expenses exceeded gross profit in the three-month periods ending June 30, 2003 and 2002, respectively. The Company experienced an increase in operating losses of 359.7% or $1,684,393 to ($2,152,606) from ($468,213) in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. This increase is primarily attributable to a one-time compensation expense of $1,250,000 as a result of the extension of 375,000 incentive stock options for one of the original employees of the Company who terminated employment with the Company in February 2003 (see Note E of the Condensed Financial Statements). The increase is also attributable to the ramp up of the Children's Heroes fundraising channel as noted in the preceding paragraph.

Other Income (Expense)

The Company experienced a decrease in total other expenses of 49.2% or $61,200 to ($63,263) from ($124,463) in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues. In addition, the Company's operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of June 30, 2003 was ($29,966,553). The Company's net losses increased by 273.9% or $1,623,193 to ($2,215,869) from ($592,676) in the three months ended June 30, 2003, compared to the three months ended June 30, 2002, respectively. Without the one-time compensation expense for the extension of the incentive stock options as described above, the Company's net loss would have increased 63.0% to ($965,869) in the three months ended June 30, 2003. The Company's current liabilities exceed its current assets by $7,409,264 as of June 30, 2003. The Company anticipates net losses of approximately $3.5 million in the fiscal year ending 2004, but net income could be approximately $1.8 million for the fiscal year ending 2005 due to the ramp-up of the Children's Heroes program, additional mall contracts and additional ValueLink clients.

The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. (see Note B to the condensed financial statements). The Company will continue to attempt to raise capital through private equity offerings until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses in all departments where applicable. The Company is also considering the merger or acquisition of the Company by a publicly traded firm, listing the Company stock for trading, or an initial public offering to generate sufficient operating capital.

Liquidity and Financing Arrangements

During the three month period ended June 30, 2003 the Company issued 3,418 shares of common stock for interest in the amount of $13,671 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the three month period ended June 30, 2003 the Company issued 28,125 common stock warrants for interest and recorded additional interest expense of $13,626 in connection with an outstanding note payable. The warrants have an exercise price of $4.40 and expire July 6, 2005. The holder of the note is a shareholder and an accredited investor.

On January 10, 2002 the President of the Company exercised 312,500 incentive stock options with a corresponding reduction in notes payable to the President of $109,375 representing the cost of the option exercise. However, due to a misinterpretation of the incentive stock option plan rules, the exercise was rescinded as of April 21, 2003 and all related transactions reversed.

On April 30, 2003 the Board of Directors approved as compensation for services rendered the five year extension of 375,000 incentive stock options for one of the original employees of the Company who terminated employment with the Company in February 2003. The incentive stock options were converted from a qualified to a non-qualified status. The conversion resulted in a one-time additional compensation expense to the Company of $1,250,000. The extended non-qualified incentive stock options expire April 30, 2008.

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

ITEM 3. CONTROLS AND PROCEDURES

a.           Evaluation of disclosure controls and procedures.

Keith A. Guevara who serves as NBO Systems, Inc. chief executive officer and Christopher Foley who serves as NBO Systems, Inc. chief financial officer, after evaluating the effectiveness of NBO Systems, Inc. disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2003 (the "Evaluation Date") concluded that as of the Evaluation Date, NBO Systems, Inc. disclosure controls and procedures were adequate and effective to ensure that material information relating to NBO Systems, Inc. would be made known to them by others within company, particularly during the period in which this quarterly report was being prepared.

b.          Changes in internal controls.

There were no significant changes in NBO Systems, Inc. internal controls or in other factors that could significantly affect NBO Systems, Inc. disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to litigation and claims in the ordinary course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not have a material effect on the financial position or results of operations of the Company.

Item 2.    Changes in Securities

During the three month period ended June 30, 2003 the Company issued 3,418 shares of common stock for interest in the amount of $13,671 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the three month period ended June 30, 2003 the Company issued 28,125 common stock warrants for interest and recorded additional interest expense of $13,626 in connection with an outstanding note payable. The warrants have an exercise price of $4.40 and expire July 6, 2005. The holder of the note is a shareholder and an accredited investor.

On January 10, 2002 the President of the Company exercised 312,500 incentive stock options with a corresponding reduction in notes payable to the President of $109,375 representing the cost of the option exercise. However, due to a misinterpretation of the incentive stock option plan rules, the exercise was rescinded as of April 21, 2003 and all related transactions reversed.

On April 30, 2003 the Board of Directors approved as compensation for services rendered the five year extension of 375,000 incentive stock options for one of the original employees of the Company who terminated employment with the Company in February 2003. The incentive stock options were converted from a qualified to a non-qualified status. The conversion resulted in a one-time additional compensation expense to the Company of $1,250,000. The extended non-qualified incentive stock options expire April 30, 2008.

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

   Exhibits:

31.1     Certification, Keith A. Guevara, Chairman, President and CEO

31.2     Certification, Christopher Foley, Board Member, CFO

32        Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, INC.

By /s/

Keith A. Guevara                                         December 17, 2003

Chairman/President/CEO

/s/

Kent Jasperson                                            December 17, 2003

Chief Accounting Officer

/s/

Christopher Foley                                        December 17, 2003

Chief Financial Officer