Form 10QSB
period 2003-09-30
NBO SYSTEMS  INC
filed 2003-12-19
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

Yes ____  No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of September 30, 2003, the number of shares outstanding of the registrant's only class of common stock was 16,317,661.

Transitional Small Business Disclosure Format (check one): Yes ____ No X

NBO Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

	Condensed Balance Sheets as of	3
	September 30, 2003 (unaudited) and March 31, 2003

	Condensed Statements of Operations for the Three Months and Six	4
	Months ended September 30, 2003 (unaudited) and 2002 (unaudited)

	Condensed Statements of Cash Flows for the Six Months ended
	September 30, 2003 (unaudited) and 2002 (unaudited)	5

	Notes to Condensed Financial Statements	6
	(unaudited)

Item 2	Management's Discussion and Analysis of Financial Condition and	10
	Results of Operations

Item 3	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Changes in Securities	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits and Reports on Form 8-K	14

Signatures		15

Certifications		16

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NBO Systems, Inc.

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2003	2003
	(unaudited)
CURRENT ASSETS
Cash	$ 210,958	$ -
Restricted cash	3,942,281	9,264,671
Accounts receivable, net of allowance for uncollectible accounts
of $1,559 at September 30, 2003 and $12,654 at March 31, 2003	123,800	152,906
Inventory	185,233	68,429
Prepaid expenses	98,223	39,825
Employee advances	27,173	4,243
Total current assets	4,587,668	9,530,074
PROPERTY AND EQUIPMENT, NET	893,124	1,011,942
OTHER ASSETS
Deposits and reserves	725,970	777,572
Other assets	114,174	124,858
	840,144	902,430
	$ 6,320,936	$ 11,444,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Checks written in excess of cash in bank	$ -	$ 16,671
Gift certificates/cards payable	9,967,329	13,806,707
Accounts payable	722,212	611,184
Accrued liabilities	855,828	796,232
Notes to stockholders	938,929	485,499
Notes to officer	383,000	273,625
Total current liabilities	12,867,298	15,989,918
LONG-TERM LIABILITIES
Long-term notes to stockholders	275,000	275,000
Total liabilities	13,142,298	16,264,918
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 65,155 and 59,231 shares issued and outstanding at September 30, 2003 and March 31, 2003; redemption value $2.20 per share	65,155	59,231
Common stock, par value $0.0005; authorized 20,000,000 shares; 16,317,661 and 16,621,379 shares issued and outstanding at September 30, 2003 and March 31, 2003	8,159	8,311
Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	24,186,419	22,880,570
Accumulated deficit	(31,063,195)	(27,750,684)
Total stockholders' deficit	(6,821,362)	(4,820,472)
	$ 6,320,936	$ 11,444,446

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues
Sale of third party gift certificates/cards	$ 670,410	$ 394,105	$ 1,351,612	$ 872,499
Unredeemed/unredeemable gift certificates	145,300	150,304	474,402	672,423
Merchant fees earned from retailers	157,345	180,711	366,944	357,340
Fees earned from customers	137,616	32,539	213,617	51,872
Postage and handling	39,754	22,085	99,360	62,919
Equipment and software income	40,650	4,448	56,146	4,448
Interest on restricted cash	6,904	10,865	20,553	25,092
Lease revenue	-	16,211	-	23,961
Total revenues	1,197,979	811,268	2,582,634	2,070,554
Cost of revenues
Third party gift certificates/cards	611,451	346,626	1,227,404	774,907
Merchant fees and charges	237,594	185,520	515,205	374,514
Credit card enrollment fees	30,271	-	60,394	-
Postage and handling	24,138	7,219	55,255	25,629
Gift card and gift certificate stock	23,188	15,604	52,000	25,470
Rebates	18,442	5,416	33,795	13,663
Other	20,032	30,340	26,044	33,265
Total cost of revenues	965,116	590,725	1,970,097	1,247,448
Gross profit	232,863	220,543	612,537	823,106
Operating expenses
Personnel (excluding $1,250,000 in non-qualified stock options)	766,335	667,058	1,655,484	1,353,438
Non-qualified stock options	-	-	1,250,500	-
Office	89,660	93,833	187,683	190,574
Depreciation and amortization	86,216	78,577	172,343	161,442
Rent	81,761	81,643	163,312	163,166
Travel, meals and entertainment	34,177	24,839	84,565	45,142
Other	23,328	27,155	68,745	50,633
Legal and accounting	36,417	62,486	51,957	138,973
Consultants	12,600	3,000	28,684	6,000
Total operating expenses	1,130,494	1,038,591	3,662,773	2,109,368
Operating loss	(897,631)	(818,048)	(3,050,236)	(1,286,262)
Other income (expense)
Interest expense	(71,329)	(104,587)	(130,760)	(226,693)
Loss on disposal of assets, and property and equipment	(17,057)	(7,362)	(22,397)	(10,949)
Interest income	252	1,320	744	2,550
Other income (expense), net	196	112	1,214	111
Total other expense, net	(87,938)	(110,517)	(151,199)	(234,981)
Loss before income taxes	(985,569)	(928,565)	(3,201,435)	(1,521,243)
Income tax benefit	-	-	-	-
NET LOSS	$ (985,569)	$ (928,565)	$ (3,201,435)	$ (1,521,243)
Net loss per common share - basic and diluted	$ (0.06)	$ (0.06)	$ (0.20)	$ (0.10)

Weighted-average number of common
shares outstanding -basic and diluted	16,314,000	16,839,000	16,379,000	16,579,000

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
	2003	2002
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss	$ (3,201,435)	$ (1,521,243)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	172,343	161,442
Loss on disposal of other assets and property and equipment	22,397	10,949
Common stock options and warrants issued for services
and compensation	1,250,000	-
Common stock warrants issued for interest	24,792	84,602
Common stock issued for services	9,600	-
Common stock issued as payment of interest	25,528	68,848
Changes in assets and liabilities
Accounts receivable	29,105	(91,999)
Employee advances	(22,930)	(6,094)
Inventory	(116,804)	(40,166)
Prepaid expenses and other assets	(33,351)	34,392
Accounts payable	111,028	163,270
Accrued liabilities	59,596	106,903
Total adjustments	1,531,304	492,147
Net cash used in operating activities	(1,670,131)	(1,029,096)
Cash flows used in investing activities
Purchase of property and equipment	(39,482)	(50,265)
Proceeds from sale of property, equipment, and other assets	800	252
Net cash used in investing activities	(38,682)	(50,013)
Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank	(16,671)	(811,785)
Advance on restricted cash	1,483,012	1,790,788
Principal payments on long-term obligations	(275,000)	-
Proceeds from notes to stockholders	775,000	-
Principal payments on notes to stockholders	(46,570)	(327,303)
Net cash provided by financing activities	1,919,771	651,700
Net increase (decrease) in cash	210,958	(427,409)
Cash at beginning of period	-	456,295
Cash at end of period	$ 210,958	$ 28,886
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 22,123	$ 43,090
Income taxes	1,693	-
Noncash investing and financing activities
Transfers of fixed assets to other assets	$ (6,509)	$ -
Transfers of other assets to fixed assets	23,060	-
Common stock issued for interest expense	25,528	68,848
Common stock warrants issued for interest expense	24,792	84,602

The accompanying notes are an integral part of these financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. ("NBO" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2003 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of September 30, 2003, its results of operations for the three months and six months ended September 30, 2003 and 2002, and its cash flows for the six months ended September 30, 2003 and 2002. The results of operations for the period ended September 30, 2003, may not be indicative of the results that may be expected for the year ending March 31, 2004.

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

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates/cards to customers. These funds are maintained at several financial institutions in depository accounts and associated sweep accounts held by NBO. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $2,766,000 at September 30, 2003 and approximately $7,814,000 at March 31, 2003. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates/cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates/cards are considered breakage/estimated breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates. Amounts considered to be unredeemed gift certificates/cards ("breakage") by expiration or legal statute of limitation are recorded as revenue, and that dollar amount is removed from gift certificates/cards payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates/cards ("estimated breakage") based on Company historical breakage data are not recorded as revenue until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash upon issuance of the gift certificate/card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates/cards payable, until such estimated breakage is recognized as revenue. At such time, gift certificates/cards payable is reduced by a corresponding amount.

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

During the six month period ended September 30, 2003 the Company issued 2,400 shares of common stock for services pursuant to Rule 701 in the amount of $9,598 which the Company recorded as additional interest expense.

During the six month period ended September 30, 2003 the Company issued 6,382 shares of common stock for interest in the amount of $25,528 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the six month period ended September 30, 2003 the Company issued 53,544 common stock warrants for interest and recorded additional interest expense of $24,792 in connection with an outstanding note payable. The warrants have an exercise price of $4.40 and expire July 6, 2005. The holder of the note is a shareholder and an accredited investor.

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

During the six month period ended September 30, 2003 the Company declared 10 percent stock dividends on the Company's preferred stock totaling 5,924 shares and paid to stockholders of record on August 31, 2003. The dividend was charged to the accumulated deficit in the amount of $111,076, which was based on the fair value of the Company's common stock converted at a rate of 4.6875 shares of common stock for each share of preferred stock.

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

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F -STOCK BASED COMPENSATION - CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss - as reported	$(985,569)	$(928,565)	$(3,201,435)	$(1,512,243)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-
	(985,569)	(928,565)	(3,201,435)	(1,512,243)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21151)	(16,727)	(68,006)	(36,232

Net loss - pro forma	$(1,006,711)	$(945,292)	$(3,269,434)	$(1,557,475)

Loss per share - as reported	$(.06)	$(.06)	$(.20)	$(.10)

Loss per share - pro forma	$(.06)	$(.06)	$(.20)	$(.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
	June 30,
	2003	2002

Expected dividend yield	-	-
Expected price volatility	29.44%	30%
Risk-free interest rate	2.87	4.7%
Expected life of options	10	10

The weighted average fair value of options granted during the three and six months ended September 30, 2003 and 2002 are $ - and $2.49 and $2.49 per share, respectively.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - LOSS PER COMMON SHARE

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Net loss per common share - basic and diluted
Net loss	$(985,569)	$(928,565)	$(3,201,435)	$(1,521,243)
Dividends on preferred stock	(111,076)	(138,809)	(111,076)	(138,809)
Net loss available to common shareholders	$(1,096,645)	$(1,067,374)	$(3,312,511)	$(1,660,052)

Common shares outstanding during the entire period	16,312,297	16,829,122	16,621,397	16,569,887
Weighted average common shares issued during the period	1,703	9,878	(242,397)	9,113
Weighted average number of common shares used in basic EPS	16,314,000	16,839,000	16,379,000	16,579,000
Dilutive effect of stock options, warrants, and convertible preferred stock	-	-	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	16,314,000	16,839,000	16,379,000	16,579,000

All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three and six month periods ended September 30, 2003 and 2002, respectively.

For the three and six month periods ended September 30, 2003, the Company had 6,971,505 potentially dilutive shares of common stock not included in the computation of diluted loss per share because of the anti-dilutive effect (7,661,385 and 7,717,417 potentially dilutive shares for the three and six month periods ended September 30, 2002, respectively).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three and six months ended September 30, 2003 and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at September 30, 2003 as compared to March 31, 2003, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2003.

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

Results of Operations

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. (see Note B to the condensed financial statements).

Sale/Issuance of Gift Certificates and Gift Cards

The following is included because the Company derives the majority of its revenues from the activities associated with the issuance of gift certificates and gift cards. The following figures are included for informational purposes only and are not included in the Company's condensed statements of operations.

The Company experienced an increase in the face amount of gift certificates and gift cards issued of 7.4% or $416,167 to $6,038,597 from $5,622,430 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced a decrease in the face amount of gift certificates and gift cards sold of 4.7% or $752,872 to $15,318,859 from $16,071,731 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively.

Revenues

The Company experienced an increase in total revenues of 47.7% or $386,711 to $1,197,979 from $811,268 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced an increase in total revenues of 24.7% or $512,080 to $2,582,634 from $2,070,554 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. The increase is due primarily to an increase in the sale of third party gift certificates/cards and fees earned from customers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, provides Call Center and Internet fulfillment on those third party gift certificate/card orders, and purchases scrip certificates and scrip cards for resale in the Children's Heroes fundraising channel. The sale of third party gift certificates/cards increased

70.1% or $276,305 to $670,410 from $394,105 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The sale of third party gift certificates/cards increased 54.9% or $479,113 to $1,351,612 from $872,499 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively

The Company experienced an increase in fees earned from customers of 322.9% or $105,077 to $137,616 from $32,539 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced an increase in fees earned from customers of 311.8% or $161,745 to $213,617 from $51,872 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. This increase is due primarily to the Company realizing gift card administrative fees and expiration fees. The Company expects these fees to increase as more malls are converted from paper gift certificates to stored value gift cards.

Cost of Revenues

The Company experienced an increase in the total cost of revenues of 63.4% or $374,391 to $965,116 from $590,725 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced an increase in the total cost of revenues of 57.9% or $722,649 to $1,970,097 from $1,247,448 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. This increase in the amount of cost of revenues is due to a proportional increase in the sale of third party gift certificates and gift cards, resulting in an increase in the cost of certificates and cards sold, as well as the related billings to merchants for fees as described below.

The Company experienced an increase in the cost of third party gift certificates/cards of 76.4% or $264,825 to $611,451 from $346,626 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced an increase in the cost of third party gift certificates/cards of 58.4% or $452,497 to $1,227,404 from $774,907 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates/cards.

The Company experienced an increase in merchant fees and charges incurred of 28.1% or $52,074 to $237,594 from $185,520 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced an increase in merchant fees and charges incurred of 37.6% or $140,691 to $515,205 from $374,514 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. This increase is due primarily to the associated costs incurred as a result of the increase in gift certificate and gift card sales.

The Company experienced an increase in gross profit of 5.6% or $12,320 to $232,863 from $220,543 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced a decrease in gross profit of 25.6% or $210,569 to $612,537 from $823,106 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. Gross profit margins decreased to 19.4% from 27.2% in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. Gross profit margins decreased to 23.7% from 39.8% in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. These decreases are attributable mainly to the decrease in the recognition as revenue of unredeemed gift certificates. The Company believes this decrease is temporary and will increase with each quarter of the current fiscal year due to additional revenue to be recognized from unredeemed gift certificates and the realization of gift card administrative and expiration fees.

Operating Expenses

The Company experienced an increase in total operating expenses of 8.8% or $91,903 to $1,130,494 from $1,038,591 in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced an increase in total operating expenses of 73.6% or $1,553,405 to $3,662,713 from $2,109,368 in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. The increase is attributable mainly to a one-time compensation expense of $1,250,000 as a result of the extension of 375,000 incentive stock options for one of the original employees of the Company who terminated employment with the Company in February 2003 (see Note E of the Condensed Financial Statements). The increase is also attributable to the Company's ramp up in personnel for the Children's Heroes fundraising channel.

The Company's operating expenses exceeded gross profit in the three and six month periods ending September 30, 2003 and 2002, respectively. The Company experienced an increase in operating losses of 9.7% or $79,583 to ($897,631) from ($818,048) in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced an increase in operating losses of 137.1% or $1,763,974 to ($3,050,236) from ($1,286,262) in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. The increase is attributable mainly to a one-time compensation expense of $1,250,000 as a result of the extension of 375,000 incentive stock options for one of the original employees of the Company who terminated employment with the Company in February 2003 (see Note E of the Condensed Financial Statements). The increase is also attributable to the Company's ramp up in personnel for the Children's Heroes fundraising channel.

Other Income (Expense)

The Company experienced a decrease in total other expenses of 20.4% or $22,579 to ($87,938) from ($110,517) in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company experienced a decrease in total other expenses of 35.7% or $83,782 to ($151,199) from ($234,981) in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues. In addition, the Company's operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of September 30, 2003 was ($31,063,195). The Company's net losses increased by 6.1% or $57,004 to ($985,569) from ($928,565) in the three months ended September 30, 2003, compared to the three months ended September 30, 2002, respectively. The Company's net losses increased by 110.4% or $1,680,192 to ($3,201,435) from ($1,521,243) in the six months ended September 30, 2003, compared to the six months ended September 30, 2002, respectively. Without the one-time compensation expense for the extension of the incentive stock options as described above, the Company's net loss would have increased 28.3% to ($1,951,435) in the six months ended September 30, 2003. The Company's current liabilities exceed its current assets by $8,279,630 as of September 30, 2003. The Company anticipates net losses of approximately $3.5 million in the fiscal year ending 2004, but net income could be approximately $1.8 million for the fiscal year ending 2005 due to the ramp-up of the Children's Heroes program, additional mall contracts and additional ValueLink clients.

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

During the six month period ended September 30, 2003 the Company issued 2,400 shares of common stock for services pursuant to Rule 701 in the amount of $9,599 which the Company recorded as additional interest expense.

During the six month period ended September 30, 2003 the Company issued 6,382 shares of common stock for interest in the amount of $25,528 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the six month period ended September 30, 2003 the Company issued 53,544 common stock warrants for interest and recorded additional interest expense of $24,792 in connection with an outstanding note payable. The warrants have an exercise price of $4.40 and expire July 6, 2005. The holder of the note is a shareholder and an accredited investor.

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

During the six month period ended September 30, 2003 the Company declared 10 percent stock dividends on the Company's preferred stock totaling 5,924 shares and paid to stockholders of record on August 31, 2003. The dividend was charged to the accumulated deficit in the amount of $111,076, which was based on the fair value of the Company's common stock converted at a rate of 4.6875 shares of common stock for each share of preferred stock.

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

Keith A. Guevara who serves as NBO Systems, Inc. chief executive officer and Christopher Foley who serves as NBO Systems, Inc. chief financial officer, after evaluating the effectiveness of NBO Systems, Inc. disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2003 (the "Evaluation Date") concluded that as of the Evaluation Date, NBO Systems, Inc. disclosure controls and procedures were adequate and effective to ensure that material information relating to NBO Systems, Inc. would be made known to them by others within company, particularly during the period in which this quarterly report was being prepared.

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

During the six month period ended September 30, 2003 the Company issued 2,400 shares of common stock for services pursuant to Rule 701 in the amount of $9,599 which the Company recorded as additional interest expense.

During the six month period ended September 30, 2003 the Company issued 6,382 shares of common stock for interest in the amount of $25,528 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the six month period ended September 30, 2003 the Company issued 53,544 common stock warrants for interest and recorded additional interest expense of $24,792 in connection with an outstanding note payable. The warrants have an exercise price of $4.40 and expire July 6, 2005. The holder of the note is a shareholder and an accredited investor.

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

During the six month period ended September 30, 2003 the Company declared 10 percent stock dividends on the Company's preferred stock totaling 5,924 shares and paid to stockholders of record on August 31, 2003. The dividend was charged to the accumulated deficit in the amount of $111,076, which was based on the fair value of the Company's common stock converted at a rate of 4.6875 shares of common stock for each share of preferred stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The information required by Item 304 of Regulation S-B is incorporated by reference to Forms 8-K filed with the Securities and Exchange Commission October 28, 2003 and November 11, 2003 respectively.

(b) Exhibits:

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