Form 10KSB
period 2003-12-31
NBO SYSTEMS  INC
filed 2004-03-31
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

[ X ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2003 to December 31, 2003

Commission File No. 000-33037

NBO SYSTEMS, INC.

(Formerly known as NBO, Inc., a Utah Corporation)

STATE OF MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	55-0795927 (IRS Employer Identification Number)
3676 West California Avenue, Building D Salt Lake City, Utah (Address of Principal Executive Offices)	84104 (Zip code)

(801) 887-7000

(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

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

Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues and other income for its most recent fiscal year: $8,683,215

The aggregate market value of the common stock held by non-affiliates as of March 30, 2004 was approximately $54,829,304

As of March 30, 2004, there were 16,336,332 shares of the issuer's common stock, $0.0005 par value, issued and outstanding. .

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one):

Yes ____ No __X__

Forward-looking Statements

The following discussion of the Company's financial condition and results of operations should be read in conjunction with its financial statements and the related notes to such financial statements included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. The Company's actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-KSB to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

PART I

Item 1. Description of Business.

(a) Business History

The Company commenced its gift certificate business in 1998. Since 1998, the Company has established mall gift certificate program agreements with developers and operators of over 100 mall properties in 38 states as detailed in previous filings. Those developers and operators include well known industry names such as Glimcher Properties, The Mills Corp., General Growth Properties, The Rouse Company, Urban Properties and many other independent mall operators. Since inception, the Company has sold approximately 5.8 million gift certificates with a face value of approximately $210 million dollars.

In April 2000, the Company entered into an exclusive three-year agreement with Darden Restaurants, Inc. to sell gift cards via the Internet for all Olive Garden, Red Lobster, Bahama Breeze and Smokey Bones restaurants. Issuances since inception through December 31, 2003 include fulfillment of approximately 283,000 Darden and Darden Restaurant Concept gift cards totaling approximately $8.73 million. The Company is actively pursuing other Internet fulfillment clients similar to Darden Restaurants.

In the fall of 2001, the Company expanded its product offerings to the malls from exclusively paper gift certificates to stored value gift cards, or both, utilizing the Company's Dual Advantage CTU ("DACTU"). The DACTU provides the mall operator the ability to issue paper gift certificates or stored value gift cards based on the mall operator's or consumer's preference. The Company's proprietary software for each distribution method is loaded on the DACTU when shipped from the Company. To the best of the Company's knowledge, NBO is the first Company to offer a dual gift certificate/gift card program to mall develops/operators.

The Company entered into an agreement with WildCard Systems located in Sunrise, Florida in March 2001 to provide the processing support necessary for a MasterCard platform mall gift card. Concurrently, the Company entered into an agreement with Bank of America to be the issuing member of the MasterCard mall gift cards. The Company initially implemented gift card programs in 5 malls with several developers including JP Realty (now General Growth Properties), Bayer Properties and Prime Retail. The WildCard Systems agreement is drawing to a close. In its place, the Company has entered into the agreements described in the following paragraphs.

In the fall of 2002 the Company entered into a Master Agreement with Metavante, a Wisconsin corporation with offices located in Milwaukee, Wisconsin to provide processing software and services in conjunction with the issuance of Discover/Novus gift cards and related gift card products. Concurrently, the Company entered into a Cash Card Issuer Agreement with Discover Financial Services, Inc., ("DFS"), a Delaware Corporation with offices located in Riverwoods, Illinois. DFS operates the Discover Card Network that allows cardholders to purchase goods or services from participating merchants using Discover mall gift cards issued by the Company. NBO became the first and only issuer of Discover/Novus stored value gift cards to be used in the mall industry. NBO also became the first and only company in the country to provide two distinct mall gift card platform offerings (MasterCard & Discover) at the same time to the mall industry.

In the summer of 2003 the Company entered into an agreement with First Data Resources ("FDR"), a subsidiary of First Data Corp. to provide processing services similar to that of WildCard Systems, Inc and Metavante. The agreement entered into with FDR was for the Company's third gift card processing platform - VISA. Concurrently, the Company entered into an agreement with Bank First of Sioux Fall, South Dakota to be the issuing member of the VISA platform mall gift cards. NBO also became the first and only company in the country to provide three distinct mall gift card platform offerings (MasterCard, Discover & VISA) at the same time to the mall industry.

Since the initial gift card rollout in the fall of 2001, the Company now has a total of 25 malls offering gift cards with sales volume through December 31, 2003 of approximately 331,000 cards representing approximately $17.2 million in loaded value on the gift cards.

On July 31, 2002 the Company entered into a five year License and Services Agreement with Card Commerce International, Inc., ("CCI"), a Delaware corporation with offices located in Los Angeles, California. CCI is a provider of data and risk management services to loyalty program providers, merchant acquirers/processors and others. CCI is also a provider of affinity/loyalty services, matching merchant and consumer participants, determining their eligibility and calculating the amount of their rebates, rewards and incentives. This agreement will be incorporated into the Children's Heroes credit card registration efforts and other product offerings described below.

On September 17, 2002 based on the long-term success with the Darden fulfillment contract, and a favorable reference from the Darden Corporation itself, NBO was approached by ValueLink, a wholly owned subsidiary of First Data Corp. Subsequent to the meetings initiated by ValueLink, NBO entered into an exclusive Master Services Agreement with IPS Card Solutions, Inc. (doing business as ValueLink), a Maryland corporation, with offices located in Englewood, Colorado. ValueLink now contracts with NBO, on an outsourced back-end support services basis, to allow and enable ValueLink to offer, sell and provide to each and any of its clients that use ValueLink's Stored Value Card Services, card order fulfillment services. NBO will provide all fulfillment, activation, loading of value, packaging and customer support for ValueLink merchants through Internet orders and orders received by the Company's Call Center, billable to ValueLink on a per card basis. As of March 31, 2003 the Company received work orders from IPS Card Solutions, Inc. via ValueLink to provide Internet and Call Center fulfillment for stored value gift cards for several ValueLink clients. ValueLink and NBO are working together diligently to bring additional ValueLink clients to NBO for fulfillment services. Sales since inception for ValueLink clients through December 31, 2003 include fulfillment of approximately 9,400 gift cards totaling approximately $333,000.

In December 2002, the Company initiated its Children's Heroes Fundraising Program - a "grass roots" community fundraising program. The program is designed to increase transactions, monthly visits, and incremental profit for shopping centers, restaurants, and local merchants while concurrently raising funds for community schools, youth sports, youth groups, and other local nonprofit organizations. NBO has a sales force in regional markets ( Regional Education Directors "REDs") as well as customer service representatives (Community Outreach Educators "COREs") located at the Company's Salt Lake City headquarters. The COREs make outbound calls with schools and non-profit organizations to set up appointments for the REDs. The REDs make face-to-face visits with the schools and non-profit organizations to present the merits of the Children's Heroes program. The Company has executed contracts to purchase "scrip" gift certificates and gift cards in bulk at a discount from many national merchants. Scrip is a term analogous to gift certificates/cards, but is specific to the fundraising industry. Schools and non-profit organizations purchase the scrip at full face value. The merchant discount negotiated between NBO and the national retailer is split between the school or non-profit organization and NBO. The Company records as revenue the full face value of the scrip certificates and cards upon sale to the school or non-profit organization. The Company records a cost of revenue for the actual cost of the scrip paid to the national merchant and the portion of the merchant discount paid to the school or non-profit organization. Margins on this business channel are thin at approximately 1.5% to 2.5%. The Company experienced sales and revenues from the Children's Heroes program since inception through December 31, 2003 of approximately $1.2 million. The Company anticipates maintaining the 4 major regional markets that are fully operational during fiscal 2004. As of December 31, 2003 the Company is conducting scrip operations based in Boston, Massachusetts; Atlanta, Georgia; Dallas and Houston, Texas; and Salt Lake City, Utah. The Company intends to rollout a total of 45 major markets nationwide by 2007. The Company is also developing a multi-merchant stored value scrip card (the "Community Scrip Card" or "CSC") to complement traditional scrip gift certificate and gift card sales. This newly developed product provides the Company the ability to increase the margins on traditional scrip products. The CSC is still in a test phase as the national merchant contracts are being executed. The REDs and COREs will sell the CSC directly to targeted schools and non-profit groups similar to traditional scrip programs. The Company is also considering a distribution partnership or licensing agreement to a third party to gain market share quickly. The CSC is further described in detail in Item 1.b.3.

As of December 31, 2003 the Company has contracted to re-sell gift certificates of several hundred national retailers. The Company purchases their gift certificates and then re-sells them on the Company's Internet site, however, the Company has not allocated a marketing budget for this initiative to date. Sales since inception through December 31, 2003 include fulfillment of approximately 13,900 gift certificates totaling approximately $181,000.

(b) Business of the Company

1. Principal Products and Services

The Company operates in one business segment - the sale of gift certificates and gift cards, which it sells through multiple distribution channels. The Company's primary distribution channel is to provide comprehensive paper gift certificate and magnetic stored value gift card programs to shopping mall managers, non-mall retailers and consumers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores. The Company administers the entire program including accounting, banking, and complying with abandoned property laws (handling of non-redeemed gift certificates and gift cards).

The Company's secondary distribution channel includes fulfillment of gift certificates and gift cards ordered by consumers, businesses and merchants via the Internet and the Company's toll free telephone lines.

The Company's third distribution channel is fundraising for non-profit organizations, primarily K-12 schools, via the Children's Heroes brand name utilizing Scrip, a Community Scrip Card, credit card registrations and an affinity/loyalty credit card program.

The Company's revenue model is predicated on the following sources:

  Interest income on funds held for redemption of purchased but unredeemed gift certificates and gift cards

  Convenience fees charged to customers upon the purchase of gift certificates and gift cards via the Internet and Call Center

  Merchant discounts provided by retailers in connection with the re-sale of gift certificates and gift cards

  Maintenance fees on gift cards (where not prohibited by law)

  Funds (breakage) from unused gift certificates

  Shipping and fulfillment fees

  Commissions and registration fees on credit card registrations and affinity card sign-ups

The accounting treatment for recognition of revenue and other income from the sale of gift cards and gift certificates is complex. The face value of gift certificates and gift cards is not included in the revenues and other income of the Company in the financial statements in cases where the Company's sale of gift certificates and gift cards is similar to the activities of an agent that receives commissions. However, the Company does include the face value from the sale of gift certificates and gift cards in the Company's revenue and other income in financial statements in cases where the Company bears financial risk and other indicators of control over the product or service. The accounting treatment in each case will depend upon the facts and circumstances, including the terms of the contracts relating to the sale of the gift certificates or gift cards. In cases where the face value from the sale of gift certificates and gift cards is not included in revenues and other income of the Company, the amount of such face value is disclosed in Part II, Item 6, Results of Operations. Revenues from convenience fees, merchant fees, interest on the proceeds from the purchase of gift certificates and gift cards in the restricted accounts, maintenance fees on gift certificates and gift cards (where not prohibited by law) and breakage are recognized by the Company as earned.

2. Distribution Methods

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

  Electronic Kiosks ("Kiosks"): The Company has developed computer-enabled kiosks for purchasing gift certificates. With increased consumer awareness and use of the Internet to order gift certificates and gift cards, kiosk technology has become less of a business focus by the Company and will not be actively pursued beyond installations currently in place.

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

The Company operates a 192-seat Call Center for inbound and outbound orders by consumers and corporations for mall gift certificates and gift cards, national retailer gift certificates and gift cards, and local Salt Lake City merchant gift certificates. The Company currently uses approximately fifteen seats. Fulfillment of all Internet orders and corporate orders taken through the Call Center are processed and shipped from the Company's corporate headquarters in Salt Lake City, Utah.

3. New Products and Services

In December 2002, the Company initiated the ramp-up of the Children's Heroes Fundraising Program utilizing traditional Scrip products. In 2003 and continuing into 2004, significant efforts are being focused upon entering into agreements with national merchants to participate in the Community Scrip Card ("CSC") - the next generation in the Scrip industry.

In traditional Scrip programs, the non-profit supporter must purchase multiple merchants' Scrip certificates. This can be inconvenient and has the potential for loss, damage or theft. The CSC is a stored value Scrip card that is accepted at all participating merchants and is as easy to utilize as a single credit or debit card. The Company expects wide acceptance of this new product by non-profit supporters.

The CSC is similar to traditional paper Scrip products in that the non-profit supporters purchase CSC's through Children's Heroes (the Company). Children's Heroes (the Company) has already negotiated discounts with participating merchants. Those discounts are shared between the non-profit organization and the Company when the CSC is purchased by the non-profit supporter at full face value.

The CSC is similar to offerings by Scrip competitors to Children's Heroes. However, the Company believes that marketing and distribution of the competitor's products are limited at this time, providing an opportunity for the Company to expand its operations. The Company intends to continue supporting traditional Scrip products and programs while complementing them with the CSC.

The flexibility of the CSC is anticipated to boost sales volume of traditional Scrip offerings. We believe this is a win-win for the Company, the merchants, the non-profit supporters and for the non-profit organizations themselves. Non-profit supporters like the CSC because one card is accepted at multiple merchants. The non-profit organizations organizing the Scrip efforts may reduce order taking/fulfillment responsibilities as well as reduce inventory and the associated inventory risks. The Company may reduce the inventory carrying costs of traditional Scrip products. The Company is also developing technology to re-load value on the CSC via the Internet or a toll-free number. This feature will help the Company defray overhead costs associated with the production of new cards. The CSC is also attractive to our merchant processing partners, as increased volume is transacted over their processing highway, generating additional revenue for those partners. The merchants benefit from the increased sales volumes generated through the CSC in addition to their traditional Scrip offerings.

The participation of the national merchants is key. The traction established with the national merchants enables participation of local and regional merchants particular to the markets in which the Company has a Children's Heroes presence. Non-profit supporters have expressed an interest in patronizing local merchants to support their community through use of the CSC, with the proceeds of the merchant discounts directed to their desired non-profit organization.

4. Competition.

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

a. Mall Distribution Channel

The Company made a strategic business decision in the first quarter of 1998 to develop and implement a turnkey gift certificate distribution system for the United States shopping center industry. This program was introduced at the International Council of Shopping Centers convention ("ICSC") in Las Vegas, Nevada in May of 1998. At the time of introduction, there were two types of competitors.

The first type consists of the actual mall developers that currently manage their own gift certificate/gift card programs in-house. The Company's challenge is to convert these in-house competitors into customers by demonstrating the benefits of out-sourcing to the Company, and the cost savings and customer service issue synergies the Company can provide to the mall owners, thereby eliminating manpower and overhead associated with an in-house program. The Company believes that with the availability of stored value gift cards, and the complexities of administering such a detailed program, mall developers who have chosen in the past to manage their own paper gift certificate programs may see the benefits of outsourcing this service if they want to convert from paper gift certificates to plastic gift cards expeditiously and with a lower administrative burden. The Company's gift certificate and stored value gift card services provide a revenue sharing opportunity for the mall developer that did not exist with a paper gift certificate program as recently as 2002, providing another incentive for mall developers to do business with the Company. The Company has established four long-term contracts with significant mall developers that previously managed their programs in-house.

The Company's primary non-mall developer competitor is Mid-America Gift Certificate Company ("Mid-America"), a subsidiary of Mid-America Bank, wholly owned by BB&T Corporation of Winston-Salem, North Carolina. MidAmerica currently has programs with approximately 450 malls in the United States representing approximately $250 million in gross gift certificate sales. Mid-America acquired market share in the mall industry because it was first to market. Mid-America offers a software program with hardware designed to dispense gift certificates from Customer Service Centers only. NBO believes that Mid-America does not offer any Kiosk technology, corporate fulfillment or Internet capabilities. Mid America has announced a stored value gift card program, but the Company is not aware of any mall in operation with a Mid America stored value gift card.

There are other less significant competitors, none of which NBO believes will materially compete with the Company in securing market share in all areas of the mall industry.

b. National Retail Merchant Distribution Channel

This category can be segregated into three areas of distribution with corresponding competition associated within each of the following areas:

1. Internet - The primary competitors are as follows:

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

2. Telephone Call Center - Some of the Internet gift certificate companies listed above have developed small call centers. Their centers are primarily set up to administer inbound order taking calls only. To the Company's knowledge, none of these competitors have established any sizable outbound sales efforts.

c. Scrip Fundraising Channel

There are primarily two established competitors in the Scrip fundraising segment:

  The National Scrip Center ("NSC") is located in Santa Rosa, California and is a non-profit Scrip provider servicing schools, religious groups, clubs, and other nonprofit organizations on a regional basis, nationwide, raising funds through scrip products, programs and services. NSC was founded by a Catholic Church Diocese in California in 1988 and has fulfilled approximately $2 billion in Scrip orders and has raised approximately $180 million for its non-profit fundraising organizations to date. NSC was first to market and is currently the largest Scrip provider with a market presence primarily in California, Washington, Nevada, Oregon, Arizona, Wisconsin, Minnesota, and Texas. NSC was purchased by SchoolPop in January 2004 and is expected to continue operations under that new corporate identity.

  The second Scrip industry competitor is Great Lakes Scrip Company ("GLSC") located in Grand Rapids, Michigan. GLSC primarily operates in Michigan, Indiana, Illinois, Ohio, and Wisconsin. GLSC provides very similar, if not the same services as NSC (now SchoolPop).

5. Dependence on Major Customers

Fee income from the largest customer of the Company accounted for approximately 11% of the Company's total revenue and other income for the period ended December 31, 2003. Loss of this key customer could result in significant decreases in Company revenues and income. No other customer represents more than 10% of the Company's total revenue and other income. At the present time, the Company has long-term exclusive mall gift certificate and gift card agreements with the majority of the mall developers on the Company's network. The majority of these mall contracts were renewed for additional 3-5 year terms in the fall of 2002. Additionally the Company has a three-year contract with Darden Restaurants to provide Internet fulfillment of its stored value gift cards, which was renewed for an additional year in August 2003. The Company has executed an exclusive 5 year agreement with Card Commerce International for card registration technology in the mall and fundraising industry's. Additionally NBO signed an exclusive 5 year agreement with ValueLink to provide gift card fulfillment services. The Company's strategy is to diversify the customer base so that NBO is less dependent on a small group of customers. The Company has successfully integrated three distinct revenue channels to achieve the necessary diversification - malls, internet fulfillment of gift certificates and gift cards, and the Children's Heroes fundraising channel.

6. Trademarks

The Company has submitted applications to the US Patent and Trademark Office for the trademarks "Children's Heroes" and "Community Scrip Card".

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

c. Onsite Systems.

The Company's Onsite Systems consist mainly of multiprocessor Dell severs running Windows XP Advanced Server and are used to provide services for MS-SQL databases, credit card processing, a modem pool offering a secured redundant connection method for point-of-sale devices, web services, anti-virus software management, accounting software and e-mail services. Servers running a UNIX operating system are used for security and twenty-four hour network monitoring. The Company's network utilizes a network-attached storage (NAS), a reliable tape backup system, multiple Cisco frame relay routers, a secure firewall and a virtual private network (VPN) gateway. Many of the Company's systems utilize redundant servers and equipment to enhance reliability. The Company utilizes two T1 Internet connections from two separate providers for redundant network services. Failure on either T1 link is automatically detected and resolved.

d. Software Methodology.

The Company's software design methodology allows several modular applications to run on outlet computer systems (outlets) comprised of electronic kiosks and point-of-sale systems simultaneously. This modular design approach allows the Company to develop custom kiosk and point-of-sale solutions and can be configured to accept a variety of payment methods. For example, one kiosk can be configured to accept cash only while another, running the same software modules, can be configured to accept cash, credit and debit cards.

The Company's software uses industry standards for both client-server deployment and for host-based systems. Additionally, where applicable, the Company interfaces to third party systems using application program interfaces (APIs). API's are used for real-time communication with software systems of strategic partners, credit card processors and batched file transfers for other systems where real-time events are not required.

Furthermore, software has been developed to connect with various networks using dial-up, DSL, frame relay and Ethernet. Additionally, many of the Company's outlets contain local databases, allowing for off-line operation in the event a network connection interruption occurs.

e. Point-of-Sale Systems.

The Company's Point-of-Sale Systems deployed in the field consist of manned systems residing on a desk or counter top known as Counter Top Units (CTU) and free standing unmanned electronic touch-screen Kiosks.

1. Counter Top Units (CTU's)

CTU's are point-of-sale devices used for issuing gift certificates or gift cards in the field. The Company's latest model of CTU, the Dual Advantage System, can issue both gift cards and gift certificates. This system allows clients to move from paper gift certificates to gift-cards. This design reduces the number of configurations deployed in the field. This reduces technical support training and manpower costs for computer integration.

CTU's are configured to either use the Company's credit card processing services or free standing Verifones. The minimum system configuration consists of:

  Pentium II (PII) Computer

  Monitor, Keyboard and Mouse

  MICR Laser Printer (Optional - paper certificate programs only)

  Magstripe enabled Keyboard (Optional - gift card programs only)

  Uninterruptible Power Supply

  Various Connectivity Options

  Receipt Master Printers for Credit Card Receipts (Optional - plastic programs)

  Verifone Credit Card Terminal (Optional)

New systems being deployed use Celeron processors with 64 MB RAM.

2. Electronic Kiosks

Kiosks are automated dispensing systems used for dispensing gift certificates. The technology exists for developing gift card dispensing kiosks; however, the Company's marketplace does not warrant such development at this time. The internal hardware components of the Company's Kiosk include:

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

8. Employees.

As of December 31, 2003, NBO had 65 total employees including 48 full-time employees, 17 part-time seasonal temporary employees. NBO has entered into confidential non-disclosure and/or employment agreements with its officers, directors and employees. The Company's employees are not represented by a labor union. The Company believes that its relationship with its employees is good.

9. Available Information.

The Company's primary Internet website address is www.nbo.com. The Company makes available, free of charge on or through this website, the Company's Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company also operates the following websites in connection with the operation of the Company's business: www.thegiftcertificatecompany.com, www.thegiftcardcompany.com, www.giftcardbalance.com and www.childrensheroes.com. Information contained on these websites is not part of this Annual Report on Form 10-KSB.

Item 2. Description of Property.

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

Item 3. Legal Proceedings.

The Company is not a party to any material threatened or pending legal proceedings which, if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 4. Submission of Matters to a Vote of Security Holders.

During the transitional period ended December 31, 2003 there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

There is currently no public trading market for shares of the Company's Common Stock.

(b) Holders.

As of March 30, 2004 there were approximately 658 shareholders of record of the Company's Common Stock.

(c) Dividends.

The Company has not declared nor paid cash dividends on the Common Stock in the past two fiscal years or in any subsequent period. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its proposed business and operations. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend principally upon the Company's results of operations, financial condition, capital requirements, contractual and legal restrictions and other factors the Board of Directors deems relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

See Part III, Item 11 of this Form 10-KSB.

Recent Sales of Unregistered Securities.

Within the transitional period ended December 31, 2003, the fiscal year ended March 31, 2003 and the fiscal year ended March 31, 2002, the Company has issued the following securities without registering the securities under the Securities Act of 1933, as amended:

(e) April 1, 2001 through December 31, 2003. The Company borrowed money from existing shareholders, including the Company's Chairman, President and CEO, all of whom are accredited investors. The total amount of the borrowed funds during the stated period totaled $2,093,250. The Company has made principal repayments totaling $950,250, leaving $1,143,000 in unpaid principal balances for the stated period, including $368,000 to the Company's President. In connection with these loans, the Company issued 181,938 shares of common stock. As of December 31, 2003 loans to stockholders including officers of $1,664,399 remain outstanding. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

(f) April 1, 2001 through December 31, 2003. The Company issued 16,203 shares of preferred stock as stock dividends on previously issued preferred stock. This issuance did not constitute a sale because the recipients did not pay any consideration and did not make any election either to receive the shares or to receive other payment.

(g) April 1, 2001 through December 31, 2003. The Company granted options to purchase an aggregate of 207,188 shares of Common Stock to its directors, executive officers, employees and consultants at an average exercise price of $5.09 per share. There is currently no public trading market for shares of the Company's Common Stock. As of December 31, 2003, options to purchase 124,591 shares of Common Stock had been exercised (all of which were exercised prior to April 1, 2001). The issuances of these options were exempt from registration under Rule 701 of the Securities Act as securities issued under the Company's 1997 Stock Option Plan for participation by its employees, directors, officers, consultants and advisors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion of the Company's financial condition and results of operations should be read in conjunction with its financial statements and the related notes to such financial statements included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. The Company's actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-KSB to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Company Risks

(1) Future Capital Needs. The Company depends on new investments to help fund ongoing operations. If insufficient capital is invested, the results of the business development as it is disclosed herein could be materially adversely impacted. The Company's future capital requirements will depend on many factors, including cash flow from operations, technological and market developments and the Company's ability to successfully market the Gift Certificate/Gift Card Programs, the Children's Heroes Fundraising Program and its other proposed services. Unanticipated problems, expenses and delays are frequently encountered in establishing a new approach to business in a developing industry, and in developing software products. These include, but are not limited to, competition, the need to develop customer support capabilities, market expertise, setbacks in product development, market acceptance and sales and marketing activities. The failure of the Company to meet any of these conditions could have a material adverse effect on the Company and may force the Company to reduce or cease its proposed operations. The Company must raise additional funds through equity or debt financing. Any equity financing could result in dilution to the Company's stockholders. Debt financing would result in increased interest expense. Any financing, if available, may be on terms unfavorable or unacceptable to the Company.

(2) Loans to the Company from Stockholders Remain Unpaid. As described in Item 5 above, the Company borrowed money from existing stockholders, all of whom are accredited investors. As of December 31, 2003 loans to stockholders in the principal amount of $1,296,399 remain outstanding. Subsequent to December 31, 2003, the Company restructured several short-term notes to stockholders into long-term notes payable after December 31, 2004. The total long-term notes to stockholders totals $1,025,000. $271,399 in short-term notes remains due and outstanding.

(3) Loans to the Company by Its President and Private Placements to Pay Current Expense; Inability of Company to Continue Operations Without Additional Financing. As detailed in previous filings, Keith A. Guevara, Chairman of the Board, President and Chief Executive Officer of the Company, has loaned the Company funds in order for the Company to meet its payroll and other operating expenses. As of December 31, 2003, the remaining unpaid balance is $368,000. On March 26, 2004, the President entered into an agreement with the Company whereby any notes owed to the President will not be repaid until after December 31, 2004.

(4) Dependence Upon Key Personnel. The Company's success depends, to a significant extent, upon a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on the proposed business and operations of the Company. The Company is especially dependent on the efforts and abilities of certain of its senior management, particularly Keith A. Guevara, the Company's President and Chief Executive Officer. The loss of any of the Company's key executives could have a material adverse effect on the Company and its operations and prospects, although the loss of Mr. Guevara would have a more significant adverse effect on the Company. The Company has $2,000,000 in key man life insurance on Mr. Guevara. The Company believes that its future success will also depend, in part, upon its ability to attract, retain and motivate qualified personnel. There can be no assurance, however, that the Company will be successful in attracting and retaining such personnel.

(5) Lack of Profits. The Company's net loss was ($2,312,000), ($4,031,793) and ($4,193,560) for the transitional period ended December 31, 2003 and the fiscal years ended March 31, 2003 and 2002, respectively. Profits in future years will depend on the success of the Company in carrying out its business plan. As of December 31, 2003 the Company has incurred cumulative losses of $30,173,760 since inception of operations on June 23, 1994.

(6) Lack of Dividends. The Company has not declared nor paid cash dividends on the Common Stock in the past two fiscal years or in any subsequent period. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its proposed business and operations. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend principally upon the Company's results of operations, financial condition, capital requirements, contractual and legal restrictions and other factors the Board of Directors deems relevant.

(7) Control by Existing Officers and Directors. The Company's officers and directors beneficially own approximately 30.9% of the outstanding shares of the Company's Common Stock as of December 31, 2003, which includes stock options granted under the 1997 Stock Option Plan. Because cumulative voting rights are not provided for in the Company's Second Amended and Restated Articles of Incorporation, these individuals will be in a position to significantly influence the election of the members of the Board of Directors and control most corporate actions, including decisions to dissolve, merge or sell the Company's assets.

(8) Uncontrollable Factors. The expansion of the Company's Programs within acceptable time and cost limitations will be dependent upon a number of conditions and factors outside the control of the Company or its management. These conditions and factors include, but are not limited to, the availability and ability of contractors and subcontractors to perform services, the absence of disputes, delays or cost increases resulting from such factors as strikes, technical difficulties or failure of the system equipment to operate as designed, and shortages in materials and labor, any of which conditions or factors could delay or prevent expansion of the Company's Programs and/or significantly increase the cost of a given Company Program above expected levels.

(9) Government Regulations. State or federal legislation and regulation may affect the Company's business in the future. In particular, states might attempt to regulate gift certificates and gift cards under their "money transmitters law" or similar laws as some states do currently. Some states might pass legislation regulating the terms and conditions of gift certificates and gift cards, as some states do currently. In particular, if state or federal regulation restricted the Company's ability to charge periodic fees on gift cards and to claim breakage, then the Company's business could be adversely affected. The range and effect of federal or state regulation cannot be predicted.

General

On February 4, 2004, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to December 31 for the purpose of conforming to a fiscal year in common with the majority of national companies with the expectation that the Company's periodic reports and financial information may be more easily understood. The information presented in this transition report on Form 10-KSB relates to the transitional nine-month period ended December 31, 2003 and 2002.

Results of Operations - Comparison of the Transitional Nine Month Period Ended December 31, 2003 and 2002

Sale of Gift Certificates and Gift Cards

The Company derives the majority of its revenues and other income from the activities associated with the issuance of gift certificates and gift cards. The following figures are included for informational purposes only and are not included in the Company's condensed statements of operations.

The Company experienced an 8.3% increase, or $4,280,055 in the face amount of gift certificates/cards issued for the transitional period ended December 31, 2003 to $55,818,366 from $51,538,311 for the transitional period ended December 31, 2002. The increase is due to the sales at malls with which the Company executed contracts with during the transitional period, as well as an increase in the average amount of value loaded on gift cards sold.

Revenues and Other Income

The Company experienced an increase in total revenues and other income of 70.1%, or $3,577,189 to $8,683,215 for the transitional period ended December 31, 2003 from $5,106,026 for the transitional period ended December 31, 2002. The revenue increase is due primarily to an increase in the sale of third party gift certificates/cards, merchant fees earned from retailers and fees earned from customers as described below. The increase in other operating income is due to an increase in the amount of breakage realized from unredeemed or unredeemable gift certificates that have expired or reached the legal statute of limitations per the Company's revenue recognition policy. See NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Item 11 in the Company's financial statements.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, and provides Call Center and Internet fulfillment on those gift certificate/card orders. Sale of third party gift certificates increased $1,716,953 to $4,132,732 for the transitional period ended December 31, 2003 from $2,415,779 for the transitional period ended December 31, 2002.

Merchant fees earned from retailers increased 6.5%, or $75,112 to $1,233,672 for the transitional period ended December 31, 2003 from $1,158,560 for the transitional period ended December 31, 2002. This increase is due primarily to increased sales of gift certificates and gift cards and the associated use of credit cards by consumers to pay for the sales transaction. Merchant fees earned from retailers comprised 14.2% of total revenues and other income for the transitional period ended December 31, 2003 compared to 22.7% for the transitional period ended December 31, 2002.

Fees earned from customers increased 456.0%, or $441,894 to $538,808 for the transitional period ended December 31, 2003 from $96,914 for the transitional period ended December 31, 2002. This increase is due primarily to an increase in the amount of gift cards sold to consumers and the subsequent reduction of those gift card balances by the application of maintenance fees and expiration fees. Fees earned from customers comprised 6.2% of total revenues and other income for the transitional period ended December 31, 2003 compared to 1.9% for the transitional period ended December 31, 2002.

The Company anticipates gift card fee revenue to become a greater portion of overall revenue and other income as gift card sales increase. It is important to note that the Company receives immaterial revenue on any gift card sale until approximately 7 months from the date of sale. In some instances, gift card fee revenue is deferred over a period of time that could range from 7 months to 18 months or longer from the date of sale of the gift card as further described below. When the gift card is sold, the funds are held for redemption in restricted bank accounts maintained by the issuing bank and the card processor. The Company does not have access to these funds, which adds a security feature for the consumers and the malls selling the gift cards. The Company records gift card fee revenue in the period it is earned and recouped by the Company. The issuing bank and card processor calculate the fees owed to the Company and submit the fee revenue to the Company from the restricted bank accounts on a regular basis, typically monthly. In some instances, typically at the end of a calendar quarter, the receipt of funds earned by the Company are not received from the restricted bank accounts by the time the calendar quarter ends. In such instances, the balance of gift card fees due to the Company from the restricted bank accounts are included in accounts receivable. As of December 31, 2003 gift card fees totaling $171,161 have been earned by the Company but were not received from the restricted bank accounts.

To understand the Company's business, it is important to understand the costs to the Company as well as the timing of the cash flow from gift card fees as it relates to the Company's operations. A gift card has a maximum life of 18 months based on the expiration date imprinted on the face of the gift card. This expiration date is mandated by the card issuers, which are the banking institutions affiliated with NBO's gift card program in conjunction with VISA, MasterCard and Discover. However, for a period of up to, and not to exceed, 12 months after the expiration of the gift card, the consumer may obtain a replacement gift card with the remaining balance by calling the Company. The consumer will typically be required to return the expired gift card before the replacement gift card will be issued. All gift card fees will continue to be charged against the value of the gift card after expiration as described in the terms and conditions provided to the consumer at the point of sale. Typically, a re-issue fee will be applied by the Company and deducted from the re-issued gift card balance.

The Company incurs the up-front costs of the raw plastic, the embossing and encoding of the gift card, activation and on-file fees imposed by the financial institutions and card processing companies, in addition to other gift card program costs including the Company's personnel and other overhead costs. The average life of all gift cards is approximately 3-4 months. Most gift cards (approximately 85% to 90%) are entirely redeemed before any maintenance fees or expiration fees are imposed. For those gift cards that are not fully redeemed by a particular date (which may vary from mall to mall), a maintenance fee of (typically) $2.50 per month is charged to the card per the Terms and Conditions (stated on the gift card back and in a separate document provided at the point of sale) until the balance on the gift card is zero. When 18 months have passed and a balance still remains on the gift card, the remaining funds are debited from the card as an expiration fee (unless the gift card holder obtains a replacement gift card for any remaining balance after maintenance fees have been applied per the terms and conditions of the gift card). It is important to recognize that the gift card, itself, expires after 18 months, not the amount of the balance remaining on the gift card. The gift card account is deactivated 12 months after the gift card expires. The monthly maintenance fees and the expiration fees enable the Company to provide the gift card service to consumers and covers the up-front costs incurred by the Company. The Company also shares a portion of the gift card fees with the mall operator/developer based on volume. This provides the mall operator/developer the opportunity to create a revenue center, or even a profit center from their Customer Service Counter in the mall where the gift cards are typically sold, where traditionally this has been a cost center to the mall.

Consumers and consumer advocate groups have expressed concern over the gift card fees. In most cases, the complaints involve gift cards (and the associated fees) sold in "closed systems" by major national retailers. The Company's gift cards are bank issued cards and are "open systems" as described above. The Company expends extensive efforts to educate sellers and consumers regarding the unique service of gift cards demanded by the consumers and the associated costs with providing such a service. The Company discloses the Terms and Conditions associated with the gift card to the consumer at the time of sale, making full disclosure of the potential fees that could be imposed if the gift card is not redeemed in the prescribed time period.

The Company has compiled detailed records of redemption and fee patterns in relation to use of the gift cards since the inception of sales in October 2001. With that empirical data, the Company is able to make reliable estimates of the amount of future revenue to be collected by the Company from gift card sales to date. The revenue from maintenance fees and expiration fees is deferred for a time period contractually agreed upon by the Company and the mall operator. The Company anticipates the following revenue from gift card fees based on gift card sales through December 31, 2003:

Estimated Gift Card Fee Revenue Anticipated for the Quarter Ending
3/31/2004	6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005
$ 97,000	$ 135,000	$ 324,000	$ 151,000	$ 105,000	$ 68,000	$ 134,000
Cumulative
$ 97,000	$ 232,000	$ 556,000	$ 707,000	$ 812,000	$ 880,000	$ 1,014,000

The Company has compiled detailed records of redemption patterns in relation to gift certificates since the inception of sales in October 1998.. With that empirical data, the Company is able to make accurate and reliable estimates of the amount of future income to be collected by the Company from gift certificate sales to date. The income from expired, unredeemed/unredeemable gift certificates ("breakage") is deferred between 1 year and 3 years. Gift certificate breakage income is recognized when the gift certificate expires, or where no expiration date exists (based on applicable state laws), upon the expiration of the legal statute of limitations per the Company's revenue recognition policy. The Company experienced an increase in gift certificate breakage income of 109.9% or $1,234,634 to $2,358,168 for the transitional period ended December 31, 2003 from $1,123,534 for the transitional period ended December 31, 2002.

The Company anticipates the following income from gift certificates based on gift certificate sales through December 31, 2003:

Estimated Gift Certificate Other Income Anticipated for the Quarter Ending
3/31/2004	6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
$ 188,000	$ 301,000	$ 192,000	$ 1,514,000	$ 81,000	$ 133,000	$ 35,000	$ 201,000	$ 32,000	$ 58,000	$ 35,000	$ 207,000
Cumulative
$ 188,000	$ 489,000	$ 681,000	$ 2,195,000	$2,276,000	$2,409,000	$2,444,000	$2,645,000	$2,677,000	$2,735,000	$2,770,000	$2,977,000

Cost of Revenues and Other Income

The Company experienced an increase in the total cost of revenues of 66.3% or $2,281,427 to $5,721,057 for the transitional period ended December 31, 2003 from $3,439,630 for the transitional period ended December 31, 2002. This increase in the amount of cost of revenues is due to a proportional increase in the sale of gift certificates and gift cards, resulting in an increase in the cost of certificates and cards sold, related billings to merchants for fees, as well as credit card enrollment fees as described below.

The Company experienced an increase in the cost of third party gift certificates of 77.8% or $1,652,411 to $3,775,996 for the transitional period ended December 31, 2003 from $2,123,585 for the transitional period ended December 31, 2002. This increase in cost is due primarily to the increase in Darden and ValueLink Internet and Call Center fulfillment orders.

The Company experienced an increase in merchant fees and charges of 33.9% or $312,271 to $1,233,005 for the transitional period ended December 31, 2003 from $920,734 for the transitional period ended December 31, 2002. The increase in cost is related primarily to the proportional increase in the number of gift certificates and gift cards sold.

Gross Profit

The Company experienced an increase in gross profit (total revenues and other income less total cost of revenues and other income) of 57.0% or $1,295,762 to $2,962,158 for the transitional period ended December 31, 2003 from $1,666,396 for the transitional period ended December 31, 2002. This increase is due primarily to increased margins on gift card sales and the increase in gift certificate breakage realized during the respective periods based on increased sales over prior periods.

Selling, General and Administrative Expenses

The Company experienced an increase in selling, general and administrative expenses of 51.5% or $1,700,217 (including the non-cash expense of $1,250,000 for non-qualified stock options) to $5,002,854 for the transitional period ended December 31, 2003 from $3,302,637 for the transitional period ended December 31, 2002. The Company is committed to keeping selling, general and administrative expenses relatively constant utilizing cost control measures and process improvement methods. The Company recorded a non-cash expense of $1,250,000 for non-qualified stock options that were extended and transitioned from a qualified plan to a non-qualified plan for one of the original employees of the Company that ceased employment in February 2003. This non-cash expense accounted for 73.5% of the increase in selling, general and administrative expenses for the transitional period ended December 31, 2003 compared to December 31, 2002. The remaining increase of $450,217 in selling, general and administrative expenses was due primarily to an increase in personnel expense in the transitional period ended December 31, 2003.

Operating Income (Loss)

The Company's total operating expenses exceeded gross profit in the transitional periods ended December 31, 2003 and 2002 respectively. However, the Company believes that increased profit margins in existing and new business channels coupled with cost containment measures will begin to reverse this trend in the fiscal year ending December 31, 2004. While the operating loss increased by $404,455 during the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002, the increase in operating losses is primarily attributable to the non-cash, non-qualified stock option expense of $1,250,000 in the nine month period ended December 31, 2003.

Other Income (Expense)

The Company experienced a decrease in other expense, net, in the transitional period ended December 31, 2003 compared to the transitional period ended December 31, 2002 respectively. The Company anticipates this trend will continue as debt to stockholders is retired, saving the Company significant interest expense.

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

Revenues and Other Income

The Company experienced an increase in total revenues and other income of 3.2% or $176,591 to $5,644,307 for the fiscal year ended March 31, 2003 from $5,467,716 for the fiscal year ended March 31, 2002. See NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Item 11 in the Company's financial statements. The increase is due primarily to an increase in the sale of third party gift certificates/cards, merchant fees earned from retailers and fees earned from customers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, and provides Call Center and Internet fulfillment on those gift certificate/card orders. Sale of third party gift certificates increased $828,657 to $2,886,621 for the fiscal year ended March 31, 2003 from $2,057,964 for the fiscal year ended March 31, 2002.

The Company experienced a decrease in breakage income of 49.3% or $903,224 to $927,253 for the fiscal year ended March 31, 2003 from $1,830,477 for the fiscal year ended March 31, 2002. Breakage income was recognized for the first time for the fiscal year ended March 31, 2002. Of this total, $615,428 is included which would have been recognized prior to fiscal 2002 if sufficient historical information had been available to make reliable estimates in prior years.

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

Cost of Revenues and Other Income

The Company experienced an increase in the total cost of revenues and other income of 29.6% or $979,956 to $4,285,800 for the fiscal year ended March 31, 2003 from $3,305,844 for the fiscal year ended March 31, 2002. This increase in the amount of cost of revenues and other income is due to a proportional increase in the sale of gift certificates and gift cards, resulting in an increase in the cost of certificates and cards sold, related billings to merchants for fees, as well as credit card enrollment fees as described below.

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

Gross Profit

The Company experienced a decrease in gross profit of 37.2% or $803,365 to $1,358,507 for the fiscal year ended March 31, 2003 from $2,161,872 for the fiscal year ended March 31, 2002. This decrease is due primarily to a reduction in the recognition of revenue from unredeemed/unredeemable gift certificates. The Company began recognizing breakage income for the first time in the fiscal year ended March 31, 2002, when the Company had accumulated sufficient historical data to determine breakage. This included breakage income that would have been recognized in prior periods but was not encompassing the period of October 1998 through March 31, 2002. This prior period recognition in March 31, 2002 was larger than would normally be recognized in a normal fiscal year, creating a comparative reduction to the fiscal year ended March 31, 2003.

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

Operating Income (Loss)

The Company's total operating expenses exceeded gross profit in the fiscal years ended March 31, 2003 and 2002 respectively. However, the Company believes that increased profit margins in existing and new business channels coupled with cost containment measures will begin to reverse this trend in the fiscal year ending December 31, 2004.

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

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues and other income. Historically, the Company's operating activities have used cash rather than provided cash. However, during the nine month period ended December 31, 2003, the Company generated cash from operating activities of $475,917. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of December 31, 2003 was ($30,173,760), an increase of 7.9% or $2,202,478 from ($27,971,282) on December 31, 2002. The Company believes that new business initiatives coupled with growth in mature business channels will continue to reverse the Company's historical loss trend in the fiscal year ending December 31, 2004.

The Company's net losses increased by 17.5% or $343,704 to ($2,312,000) from ($1,968,296) for the transitional period ended December 31, 2003 compared to the transitional period ended December 31, 2002, respectively, however, the net loss for the nine month period ended December 31, 2003 includes the non-cash non-qualified stock option expense of $1,250,000. The Company's current liabilities exceed its current assets by $6,243,542 as of December 31, 2003.

The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

Liquidity and Financing Arrangements

The Company issued 2,400 shares of common stock for services to a consultant in the amount of $9,600.

The Company issued 6,382 shares of common stock to stockholders for interest in the amount of $25,528 according to terms of notes payable. The note holders are also shareholders and accredited investors.

The Company extended the term of 375,000 non-qualified stock options to a long-term employee of the Company who ceased employment in February 2003, and recorded a one-time, non-cash expense of $1,250,000.

The Company issued 73,291 common stock warrants to stockholders for interest in the amount of $33,020 according to terms of notes payable. The note holders are also shareholders and accredited investors.

The Company made payments on notes to officers totaling $15,000. On March 26, 2004 the President entered into an agreement with the Company whereby any notes due to the President will not be repaid until after December 31, 2004.

The Company made payments on notes to stockholders totaling $214,100.

The Company entered into a Promissory Note with a stockholder for $1,025,000 to consolidate and retire their existing outstanding debt with the Company. The note is due and payable in January 2005 and has been reclassified to long-term notes to shareholders.

The Company made interest payments in cash on notes to stockholders totaling $27,188.

The Company currently operates without a line of credit and occasionally enters into short-term promissory notes with accredited investors, normally existing stockholders. These promissory notes often have conversion privileges into the Company's common stock, easing debt service requirements. Despite these efforts, significant amounts of additional cash will be needed to reduce the Company's debt and losses. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.. In conjunction with efforts to improve results of operations, the Company is currently in the process of attempting to raise equity funding from institutional/accredited investors to meet on-going capital requirements. Concurrently, the Company is in preliminary discussions with strategic partners that could result in the merger or acquisition of the Company or an initial public offering. Due to cash flow constraints, the Company will rely on equity financing to meet anticipated capital needs. There can be no assurances that the Company will be successful in obtaining any such capital. Additional issuance of shares for debt and/or equity will serve to dilute the value of the Company's Common Stock and existing shareholder positions.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. The adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

Off Balance Sheet Arrangements

The Company does not have any interests in off-balance sheet variable interest entities nor does it have any interests in non-exchange traded commodity contracts.

Contractual Obligations

The following table summarizes the Company's outstanding borrowings and long-term contractual obligations at December 31, 2003, and the effects these obligations are expected to have on the Company's liquidity and cash flow in future periods.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Current debt	$271,399	$271,399
Long-term debt	$1,393,000		$1,393,000
Capital lease obligations	$0
Operating leases	$398,026	$331,863	$61,525	$4,638	-
Total	$2,062,425	$603,262	$1,454,525	$4,638	-

Item 7. Financial Statements.

The financial statements are incorporated herein by reference at page 28.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The information required by Item 304 of Regulation S-B is incorporated by reference to Forms 8-K filed with the Securities and Exchange Commission October 28, 2003 and November 11, 2003 respectively.

Item 8A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the transitional period ended December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be included in our Securities and Exchange Commission ("SEC") reports is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to NBO Systems, Inc.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal controls that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken..

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers, and key employees of the Company as of March 1, 2004:

Name	Age	Director, Officer or Key Employee Since	Position
Keith A. Guevara	53	June 1994	Chairman of the Board, President and Chief Executive Officer, Director
Christopher Foley	41	March 2001	Chief Financial Officer & Director
Andrew Boyd-Jones	50	May 2001	Director
D. Kent Jasperson	55	July 1994	Chief Accounting Officer, Secretary and Treasurer
James M. Hyde	36	March 2003	Chief Operating and Technology Officer

1. Keith A. Guevara is the Company's founder and has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation in June 1994. Mr. Guevara has over 26 years of combined sales, finance, marketing and senior level management experience. From October 1988 to June 1994, Mr. Guevara owned and served as the President of Financial Capital Management, Inc. ("FCM"), and FCM Trading Group Ltd., investment firms specializing in trading and management of commodities for individual high-net worth individuals as well as large managed accounts for institutional investors. Although Mr. Guevara has been inactive in commodity trading since the inception of the Company in 1994, Mr. Guevara continues to maintain his registration as a Licensed-Registered Commodity Trading Advisor Firm with the National Futures Association. In 1968, Mr. Guevara joined the U. S. Army, spent 18 months in the Republic of Vietnam and was honorably discharged in 1971.

2. Christopher Foley joined the Company in March 2001 as Vice President of Finance, was appointed Chief Financial Officer April 17, 2002 and was subsequently appointed to the Board of Directors. Mr. Foley has over 19 years of finance management, financial analysis and securities industry experience. Prior to NBO, Mr. Foley most recently founded and owned his own investment management firm through an independent broker dealer catering to high net worth individuals, corporations, retirement plans and charitable endowments, serving as Chief Investment Officer and Portfolio Manager for two years. Prior financial management experience includes the positions of Vice President of Trust & Investment Management at Zion's First National Bank for three years, and Assistant Vice President at PNC Bank for three years. Mr. Foley has worked for several Fortune 100 companies including General Electric, Johnson & Johnson, and American Express, and is also a US Navy veteran. Mr. Foley earned his Masters of Business Administration from Westminster College in Salt Lake City, and a Bachelor's degree in Business Management from the University of Cincinnati, coupled with an Associates degree in Information Systems.

3. Andrew Boyd-Jones was appointed a member of the Company's Board of Directors in May 2001 and has been a consultant with the Company since August 2000. Mr. Boyd-Jones has 29 years of investment banking and equity investment experience. Mr. Boyd-Jones is currently a managing director at Holding Capital Partners, LLC in New York City. Mr. Boyd-Jones founded and was CEO of Trenwith Securities, where he led over 300 mergers and acquisitions and corporate finance assignments resulting in combined transaction values of over $10 billion. Prior to his founding Trenwith Securities, Mr. Boyd-Jones led the leveraged buy-out team at Bankers Trust. Mr. Boyd-Jones received his BA from the University of Virginia and his MSc in Economics from the London School of Economics.

4. Kent Jasperson has served as the Chief Accounting Officer of the Company since July 1994. On January 17, 1995, he was appointed as the Company's Secretary and Treasurer. Mr. Jasperson has over 18 years of experience as a financial officer in various business entities. From June 1990 to July 1994, he served as the Controller of KUTV, Inc. From March 1987 to June 1990, Mr. Jasperson was the corporate tax specialist for KUTV, Inc., where he was responsible for preparing federal and state tax returns in six states. From May 1981 to November 1986, Mr. Jasperson was the tax manager and internal auditor for Gibbons and Reed Construction Company. From June 1973 to December 1978, he was an accountant with the regional accounting firm of Whitaker, Lipp & Healea in Seattle, Washington. From January 1979 to May 1981, he was a partner in that accounting firm. He received his CPA certificate in 1974 and is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. Mr. Jasperson holds a B.S. degree in Accounting from Brigham Young University.

5. James M. Hyde joined the Company in March 2004 as Chief Operating Officer and Chief Technology Officer. Prior to joining NBO, Mr. Hyde served as the Chief Operating Officer at Overstock.com, a publicly traded Internet consumer-goods retailer. Mr. Hyde's responsibilities at Overstock included fulfillment, customer service, fraud prevention, creative, and facilities. Mr. Hyde successfully scaled company operations for triple-digit growth during pre-IPO and post-IPO expansion. Prior to Overstock.com, Mr. Hyde served as a VP of Applications Development at Tenfold Corporation, a publicly traded developer of enterprise database management software. Prior to Tenfold, Mr. Hyde was a Project Manager at Sarcos Research Corporation, a developer of research and entertainment robotic systems. Mr. Hyde holds Mechanical Engineering degrees from Stanford University (Ph.D. and B.S.) and the Massachusetts Institute of Technology (M.S.).

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors and under the terms of any employment agreement.

Audit Committee Financial Expert

The Company's Board of Directors has established an Audit Committee currently comprised of Keith A. Guevara, Christopher Foley and Andrew Boyd-Jones. Mr. Guevara and Mr. Foley are not independent directors as each are Company employees. The Board of Directors of the Company believes that Mr. Boyd-Jones is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B and meets the definition of "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, the Company believes that, for the transitional period ended December 31, 2003, the Company's executive officers and directors timely filed all reports required under Section 16(a) for such fiscal year.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for Company Executives and other employees in accordance with Item 406 of Regulation SB. The Company's Code of Ethics is available free of charge by contacting our investor relations department at 1-801-887-7000. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, the Company will disclose the nature of such amendment or waiver under a Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

Item 10. Executive Compensation.

The following tables set forth certain summary information concerning the compensation paid or accrued for the Company's chief executive officer and each of its other executive officers for the transitional periods ended December 31, 2003, 2002, and 2001 respectively.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Keith A. Guevara Chairman/CEO/President	31 Dec 03	$250,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Dec 02	250,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Dec 01	250,000	-0-	-0-	-0-	-0-	-0-	-0-

Christopher P. Foley Chief Financial Officer, Board Member	31 Dec 03	132,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Dec 02	132,000	-0-	-0-	-0-	25,000	-0-	-0-
	31 Dec 01	120,000	-0-	-0-	-0-	62,500	-0-	-0-

D. Kent Jasperson Chief Accounting Officer, Secretary/Treasurer	31 Dec 03	110,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Dec 02	110,000	-0-	-0-	-0-	-0-	-0-	-0-
	31 Dec 01	96,000	-0-	-0-	-0-	-0-	-0-	-0-

James M. Hyde Chief Operating Officer/ Chief Technology Officer	31 Dec 03	140,000	-0-	-0-	-0-	-0-	-0-	-0-

Options/SAR Grants In The Transitional Period

(Individual Grants)

The Company did not grant any stock options to officers and directors during the transitional period ended December 31, 2003.

Aggregated Options/SAR Exercises in the Transitional Period

Options/SAR Values

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the executive officers named in the Summary Compensation Table above during the transitional period ended December 31, 2003 as well as the aggregate number and value of unexercised options held by the executive officers on December 31, 2003. The value of exercisable unexercised in-the-money options is calculated by multiplying the number of exercisable unexercised options by the latest Private Placement Memorandum offering price of $4.00, less the cost basis of the option, which is the exercise price times the number of exercisable unexercised options.

In the following table, "Value Realized" is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares and the "Value of Unexercised In-The-Money Options" is based on the closing selling price per share at the close of the 2003 transitional period less the exercise price payable per share. Options are "In-the-Money" if the fair market value of the underlying option exceeds the exercise price of the option.

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2003($)			Value of Unexercised In-the-Money Options/SARs at December 31, 2003(#)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercise Price	Exercisable	Unexercisable	Exercisable	Unexercisable
Keith A. Guevara	-0-	-0-	$0.35	312,500	-0-	$1,140,625	-0-
	-0-	-0-	$0.88	2,812,500	-0-	$8,775,000	-0-

Christopher Foley	-0-	-0-	$4.40	62,500	-0-	-0-	-0-
	-0-	-0-	$5.50	25,000	-0-	-0-	-0-

D. Kent Jasperson	-0-	-0-	$0.32	78,125	-0-	$287,500	-0-
	-0-	-0-	$0.80	78,125	-0-	$250,000	-0-
	-0-	-0-	$2.80	62,500	-0-	$75,000	-0-

James M. Hyde	-0-	-0-	$4.00	50,000	-0-	-0-	-0-

Employment Agreements

None.

The Company paid $9,000 as compensation to Andrew Boyd-Jones for consulting services rendered to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all officers and directors of the Company as of March 1, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or that will become exercisable within 60 days of December 31, 2004, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for purpose of computing the percentage ownership of any other person. As of December 31, 2003, 16,317,661 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owners (1)	Title of Class	Number of Shares Owned	Percent
Keith A. Guevara	Common Stock	[5,744,177](2)	[29.5]%
Chairman, President, CEO

D. Kent Jasperson	Common Stock	[ 224,292](3)	[1.4]%
Chief Accounting Officer,
Secretary, Treasurer

Christopher Foley	Common Stock	[91,787](4)	*
Chief Financial Officer,
Director, Board of Directors

James M. Hyde	Common Stock	[50,000](5)	*
Chief Operating Officer
Chief Technology Officer

Andrew Boyd-Jones	Common Stock	0	*
Director, Board of
Directors

All Executive Officers	Common Stock	[6,122,756](6)	[30.9]%
and Directors as a
Group (5 persons)

* Less than one percent ownership

  Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated person, and each shareholder has sole voting and investment power. Unless otherwise indicated in these footnotes, the mailing address of each beneficial owner listed is 3676 W. California Ave., Bldg D., Salt Lake City, UT 84104.

  Includes [3,125,000] shares subject to options, all of which are presently exercisable or will become exercisable within 60 days after December 31, 2003.

  Includes [218,750] shares subject to options, all of which are presently exercisable or will become exercisable within 60 days after December 31, 2003.

  Includes [87,500] shares subject to options, all of which are presently exercisable or will become exercisable within 60 days after December 31, 2003.

  Includes [50,000] shares subject to options, all of which are presently exercisable or will become exercisable within 60 days after December 31, 2003.

  Includes [3,493,750] shares subject to options, all of which are presently exercisable or will become exercisable within 60 days after December 31, 2003.

Securities Authorized for Issuance under Equity Compensation Plans

On January 22, 1997 pursuant to Section 16-10a-704(2)(a) of the Utah Act, by Action by Written Consent of the Majority of Outstanding Shares of Stock of NBO Systems, Inc., resolved to approve and adopt the 1997 Stock Option Plan, which is an exempt employee benefit plan under Rule 16b-3 promulgated under Section 16 of the Securities and Exchange Act of 1934, as amended. The 1997 Stock Option Plan is the Company's only equity compensation plan. The following table provides information as of December 31, 2003 with respect to the shares of the Company's Common Stock that may be issued under the 1997 Stock Option Plan.

(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]	(d) Adopted without the approval of security holders
6,651,122	$1.825	248,749	None

Item 12. Certain Relationships and Related Transactions.

The Company had notes payable at December 31, 2003, March 31, 2003 and March 31, 2002 to shareholders and officers in the amounts of $1,664,399; $1,034,124 and $1,034,124 respectively.

During May 1996, the Company entered into a promissory note with its president for $250,000, which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The note is not collateralized and remains outstanding as of December 31, 2003. On March 26, 2004 the president entered into an agreement with the Company whereby the promissory note will not be paid until after December 31, 2004.

During January 2002, the Company entered into a non-interest bearing demand note with its President for $40,000. The note is not collateralized. A principal payment of $20,000 was made in February, 2002. The $20,000 balance remains outstanding as of December 31, 2003. On March 26, 2004 the president entered into an agreement with the Company whereby the promissory note will not be paid until after December 31, 2004.

Item 13. Exhibits and Reports on Form 8-K.

The information required by Item 304 of Regulation S-B is incorporated by reference to Forms 8-K filed with the Securities and Exchange Commission October 28, 2003 and November 11, 2003 respectively.

(a) EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method

2.1	Articles of Merger
(1)

3.1	Articles of Incorporation
(1)

3.2	Bylaws
(1)

10.1	Services Agreement by and between Wildcard Systems, Inc. and NBO, Inc., dated as of March 20, 2001
(2)

10.2	Internet Gift Card(s) Agreement by and between NBO, Inc. and GMRI, Inc., dated as of August 4, 2000
(2)

10.3	Class A Warrant to Purchase Common Stock of Neighborhood Box Office, Inc.
(2)

10.4	1997 Stock Option Plan of Neighborhood Box Office, Inc.
(2)

10.5	The Rouse Company Standard Mall Agreement, dated 2000
(2)

10.6	Purchase Agreement and Service Contract by and between Neighborhood Box Office, Inc. and Urban Roseville LLC, dated 2000
(2)

10.7	Contract Services Agreement by and between Neighborhood Box Office, Inc. and Price Development Company, L.P., dated August 1999
(2)

10.8	Contract Services Agreement by and between The Gift Certificate Company and Cutler Ridge Mall, dated August 21, 2000
(2)

10.9	Value-Added Reseller Agreement by and between GEMPLUS Corporation and Neighborhood Box Office, Inc., dated 1998
(2)

10.10	Standard Gift Certificate Participation Agreement, dated 1999
(2)

10.11	Contract Services Agreement by and between Neighborhood Box Office, Inc. and Smith's Food and Drug Centers, Inc., dated April 11, 2000
(2)

10.12	Advertising and Promotions Agreement by and between eBay Inc. and Neighborhood Box Office, Inc., dated June 2001
(2)

10.13	Bayer Properties Standard Mall Agreement by and between The Gift Certificate Company, Inc. and NBO, Inc., dated October 4, 2001
(1)

10.14	Contract Services Agreement by and between The Gift Certificate Company, Inc. and Prime Outlets of Grove City, dated April 24, 2001
(1)

31.1	Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Certification of Christopher Foley, Director and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

(1) Previously filed on Form 10-SB12G/A (File No. 000-33037) on April 26, 2001.

(2) Previously filed on Form 10-SB12G (File No. 000-33037) on August 2, 2001.

(b) Reports on Form 8-K:

Current Reports on Form 8-K filed with the SEC on October 28, 2003 and November 11, 2003 which report the following items:

(i) Item 4 - Changes in Registrant's Certified Accountants

(ii) Item 4 and 7 - Changes in Registrant's Certified Accountants and Financial Statements

Item 14. Principal Accounting Fees and Services

During the transitional period ended December 31, 2003, Tanner & Co. provided various audit, audit related and non-audit services to the Company as follows. During the transitional period ended December 31, 2002, Grant Thornton, LLP provided various audit, audit related and non-audit services to the Company as follows. :

	December 31, 2003	December 31, 2002
Audit Fees:	$84,040	$80,835
Audit Related Fees:	$0	$12,006
Tax Fees:	$0	$0
All Other Fees:	$0	$0

Our Audit Committee has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant's independence and has determined that such services did not adversely affect Tanner & Co.'s independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. These services may include audit services, audit-related services, tax services and other services.

Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Tanner & Co. was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC's rules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, Inc.

By /s/ Keith A. Guevara

Keith A. Guevara March 30, 2004

Chairman/President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Keith A. Guevara

Keith A. Guevara March 30, 2004

Chairman/President/CEO

By /s/ Kent Jasperson

D. Kent Jasperson March 30, 2004

Chief Accounting Officer,

Secretary/Treasurer

By /s/ Christopher Foley

Christopher Foley March 30, 2004

Chief Financial Officer,

Director

By /s/ Andrew Boyd-Jones

Andrew Boyd-Jones March 30, 2004

Director

PART F/S

FINANCIAL STATEMENTS

Independent Auditors' Report

To the Board of Directors and

Shareholders of NBO Systems, Inc.

We have audited the accompanying balance sheet of NBO Systems, Inc. as of December 31, 2003 and March 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBO Systems, Inc. as of December 31, 2003 and March 31, 2003 and the results of its operations and cash flows for the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tanner + Co.

Salt Lake City, Utah

March 12, 2004

NBO Systems, Inc.

BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2003	2003
CURRENT ASSETS
Cash	$ 58,077	$ -
Restricted cash	25,410,674	9,264,671
Accounts receivable, net of allowance for uncollectible accounts
of $5,844 at December 31, 2003 and $12,654 at March 31, 2003	857,200	152,906
Inventory	315,823	68,429
Prepaid expenses	27,018	39,825
Employee advances	3,078	4,243
Total current assets	26,671,870	9,530,074
PROPERTY AND EQUIPMENT, NET	875,182	1,011,942
OTHER ASSETS
Deposits and reserves	727,965	777,572
Other assets	109,696	124,858
	837,661	902,430
	$ 28,384,713	$ 11,444,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Checks written in excess of cash in bank	$ -	$ 16,671
Gift certificates/cards payable	29,108,106	13,806,707
Accounts payable	2,173,637	611,184
Accrued liabilities	1,362,270	796,232
Notes to stockholders	271,399	485,499
Total current liabilities	32,915,412	15,716,293
LONG-TERM LIABILITIES
Long-term notes to stockholders	1,025,000	275,000
Notes to officer	368,000	273,625
Total long-term liabilities	1,393,000	548,625

Total liabilities	34,308,412	16,264,918
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 65,155 and 59,231 shares issued and outstanding at December 31, 2003 and March 31, 2003; redemption value $2.20 per share	65,155	59,231
Common stock, par value $0.0005; authorized 20,000,000 shares; 16,317,661 and 16,621,379 shares issued and outstanding at December 31, 2003 and March 31, 2003	8,159	8,311
Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	24,194,647	22,880,570
Accumulated deficit	(30,173,760)	(27,750,684)
Total stockholders' deficit	(5,923,699)	(4,820,472)
	$ 28,384,713	$ 11,444,446

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF OPERATIONS

	Nine months ended December 31,		Year ended March 31,
	2003	2002	2003	2002
		(Unaudited & Restated)
Revenues and other income
Sale of third party gift certificates/cards	$4,132,732	$2,415,779	$2,886,621	$2,057,964
Merchant fees earned from retailers	1,233,672	1,158,560	1,333,602	1,158,449
Fees earned from customers	538,808	96,914	126,261	10,322
Postage and handling	300,443	202,310	236,411	174,984
Equipment and software income	93,506	40,088	43,528	38,298
Interest on restricted cash	25,886	31,605	40,470	186,472
Lease revenue	-	37,236	50,161	10,750
Gift certificate breakage	2,358,168	1,123,534	927,253	1,830,477
Total revenues and other income	8,683,215	5,106,026	5,644,307	5,467,716

Operating expenses
Cost of revenues and other income
Third party gift certificates/cards	3,775,996	2,123,585	2,598,225	1,855,270
Merchant fees and charges	1,233,005	920,734	1,210,997	1,107,184
Rebates to malls	200,523	76,986	85,947	50,830
Gift card and gift certificate stock	199,478	124,032	157,335	139,463
Postage and handling	181,513	90,866	114,132	98,065
Credit card enrollment fees	90,608	-	85,000	-
Other	39,934	103,427	34,164	55,032
Total cost of revenues and other income	5,721,057	3,439,630	4,285,800	3,305,844

Selling, general and administrative expenses
Personnel (excluding $1,250,000 non-qualified stock options)	2,513,949	2,120,871	3,059,436	2,941,271
Non-qualified stock options	1,250,000	-	-	-
Office	299,889	322,743	439,959	464,849
Depreciation and amortization	261,062	241,357	325,721	358,800
Rent	244,768	243,015	329,751	340,569
Legal and accounting	188,399	171,926	215,285	265,892
Travel, meals and entertainment	112,536	100,927	154,760	63,014
Other	100,567	66,574	146,509	128,906
Consultants	31,684	35,224	79,853	6,500
Total selling, general and administrative expenses	5,002,854	3,302,637	4,751,274	4,569,801
Total operating expenses	10,723,911	6,742,267	9,037,074	7,875,645
Operating loss	(2,040,696)	(1,636,241)	(3,392,767)	(2,407,929)
Non-operating income (expense)
Interest expense	(250,697)	(322,139)	(390,959)	(1,691,212)
Loss on disposal of assets and property and equipment	(24,767)	(14,273)	(253,972)	(111,669)
Interest income	997	3,595	5,017	17,215
Other income (expense), net	3,163	762	888	35
Total non-operating income (expense)	(271,304)	(332,055)	(639,026)	(1,785,631)
NET LOSS	$(2,312,000)	$(1,968,296)	$(4,031,793)	$(4,193,560)

Net loss per common share - basic and diluted	$(0.15)	$(0.12)	$(0.24)	$(0.26)
Weighted-average number of common shares outstanding - basic and diluted	16,336,000	16,577,000	16,589,000	16,004,000

The accompanying notes are an integral part of these statements.

NBO SYSTEMS, Inc.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended March 31, 2003 and 2002 and the nine months ended December 31, 2003

	Preferred stock		Common stock		Subscriptions Receivable	Additional paid-in capital	Accumulated deficit	Total
	Number of shares	Amount	Number of shares	Amount
Balance at April 1, 2001	48,952	$48,952	15,608,511	$7,804	$(17,900)	$18,962,236	$(19,260,324)	$(259,232)
referred stock dividends	4,895	4,895	-	-	-	121,303	(126,198)	-
Common stock issued for
Note payable	-	-	295,788	135	-	496,615	-	496,750
Notes to officer	-	-	312,500	156	-	109,219	-	109,375
Services	-	-	6,274	3	-	30,726	-	30,729
Equipment	-	-	16,915	8	-	50,524	-	50,532
Payment of interest	-	-	53,614	25	-	215,111	-	215,136
Cash (net of issuance costs of $62,340)	-	-	331,921	182	-	1,350,802	-	1,350,984
Common stock redeemed	-	-	(55,636)	(28)	-	(152,971)	-	(152,999)
Interest expense recognized on beneficial conversion features on notes payable	-	-	-	-	-	903,620	-	903,620
Common stock options and warrants issued for services and compensation	-	-	-	-	-	6,127	-	6,127
Common stock warrants issued for interest	-	-	-	-	-	280,818	-	280,818
Net loss	-	-	-	-	-	-	(4,193,560)	(4,193,560)
Balance at March 31, 2002	53,847	53,847	16,569,887	8,285	(17,900)	22,374,130	(23,580,082)	(1,161,720)
Preferred stock dividends	5,384	5,384	-	-	-	133,425	(138,809)	-
Common stock issued for
Payment of interest	-	-	20,491	10	-	107,562	-	107,572
Cash (net of issuance costs of $0)	-	-	31,001	16	-	123,989	-	124,005
Common stock warrants issued for interest	-	-	-	-	-	141,464	-	141,464
Net loss	-	-	-	-	-	-	(4,031,793)	(4,031,793)
Balance at March 31, 2003	59,231	59,231	16,621,379	8,311	(17,900)	22,880,570	(27,750,684)	(4,820,472)
Preferred stock dividends	5,924	5,924	-	-	-	105,152	(111,076)	-
Common stock issued for
Rescission of option exercise	-	-	(312,500)	(156)	-	(109,219)	-	(109,375)
Services	-	-	2,400	1	-	9,599	-	9,600
Payment of interest	-	-	6,382	3	-	25,525	-	25,528
Common stock options and warrants issued for services and compensation	-	-	-	-	-	1,250,000	-	1,250,000
Common stock warrants issued for interest	-	-	-	-	-	33,020	-	33,020
Net loss	-	-	-	-	-	-	(2,312,000)	(2,312,000)
Balance at December 31, 2003	65,155	$65,155	16,317,661	$8,159	$(17,900)	$24,194,647	$(30,173,760)	$(5,923,699)

The accompanying notes are an integral part of this statement

NBO SYSTEMS, Inc.

STATEMENTS OF CASH FLOWS

	Nine months ended December 31,		Year ended March 31,
	2003	2002	2003	2002
		(Unaudited & Restated)
Increase (decrease) in cash
Cash flows from operating activities
Net loss	$(2,312,000)	$(1,968,296)	$(4,031,793)	$(4,193,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	261,062	241,357	325,721	358,800
Loss on disposal of other assets, and property and equipment	24,767	14,273	253,972	111,669
Common stock options and warrants issued for services and compensation	1,250,000	-	-	6,127
Common stock warrants issued for interest	33,020	119,670	141,464	280,818
Common stock issued for services	9,600	-	-	30,729
Common stock issued for interest	25,528	93,900	107,572	215,136
Bad debt expense	-	-	11,611	44,215
Interest expense recognized on beneficial conversion features on notes payable	-	-	-	903,620
Amortization of prepaid interest on loans	-	-	-	36,470
Changes in assets and liabilities
Accounts receivable	(704,295)	(132,400)	182,670	(258,143)
Employee advances	1,165	1,393	(4,243)	1,667
Inventory	(247,394)	(45,723)	(50,899)	1,611
Prepaid expenses, other assets and deposits	5,971	(447,234)	(355,990)	(216,455)
Accounts payable	1,562,455	1,111,152	(181,332)	330,931
Accrued liabilities	566,038	193,,834	241,619	215,116
Total adjustments	2,787,917	1,150,222	672,161	2,062,311
Net cash provided by (used in)	475,917	(818,074)	(3,359,632)	(2,131,249)

Cash flows from investing activities
Purchase of property and equipment	(78,264)	(62,595)	(150,007)	(60,919)
Proceeds from sale of property, equipment, and other assets	799	254	254	46,442
Net cash used in investing activities	(77,465)	(62,341)	(149,753)	(14,477)
Cash flows from financing activities
(Decrease) increase in checks written in excess of cash	(16,671)	(811,785)	16,671	-
(Decrease) increase in advances on restricted cash	(844,604)	1,894,902	3,845,389	696,647
Principal payments on long-term obligations	-	-	-	(66,138)
Payments on notes to officer	(15,000)	-	-	(67,499)
Proceeds from loans to stockholders	750,000	-	275,000	811,752
Principal payments on notes to stockholders	(214,100)	(389,803)	(797,556)	(589,510)
Proceeds from sale of common stock	-	-	124,005	1,350,984
Proceeds from notes to officer	-	-	-	47,500
Net cash (used in) provided by financing activities	(340,375)	693,314	3,463,509	2,183,736
Net increase (decrease) in cash	58,077	(187,101)	(45,876)	38,010
Cash at beginning of year	-	456,295	45,876	7,866
Cash at end of year	$58,077	$269,194	$-	$45,876

The accompanying notes are an integral part of these statements.

NBO SYSTEMS, Inc.

STATEMENTS OF CASH FLOWS - CONTINUED

	Nine months ended December 31,		Year ended March 31,
	2003	2002	2003	2002
		(Unaudited & Restated)
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$27,188	$56,680	$58,973	$178,340
Income taxes	1,682	-	2,778	2,536

Noncash investing and financing activities
Transfers of fixed assets to other assets	$(16,012)	$261,510	$(296,358)	$-
Transfer of other assets to fixed assets	64,560	67,123	74,046	19,942
Beneficial conversion feature of convertible debt	-	-	-	903,620
Incentive stock option exercise	-	-	(109,375)	109,375
Notes payable converted to common stock	-	-	-	496,750
Common stock issued for assets	-	-	-	50,532
Preferred stock dividend	5,924	5,384	5,924	5,384
Increase in notes to officer due to rescission of stock option exercise	(109,375)	-	(109,375)	-

The accompanying notes are an integral part of these statements

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1. Organization and business activity

NBO Systems, Inc. (NBO or the "Company") began operations in June 1994. From inception through March 31, 1999, NBO was considered a development stage company as its activities had principally been related to market analysis, capital raising, research and development and other business planning activities and as such the Company had no significant revenue from its planned principal operations. Prior to October 1998, the Company had derived some limited revenue from the sale of kiosks and licensing of software.

Beginning in the fall of 1998, NBO entered into long-term exclusive agreements with certain mall property and retail owners in an effort to build a larger national presence in selling gift certificates. As a result of these contracts, the Company started significant gift certificate operations in October of 1998 and therefore, was no longer considered a development stage company as of the fiscal year ended March 31, 1999. The Company has since entered into long-term exclusive agreements with certain mall property owners to provide stored value gift card services. The Company also provides fulfillment services for third party national retailer gift certificates and gift cards. The Company entered the charitable fund raising business through its Children's Heroes division in December 2002, however, operations related to this division are still under development. The Company has not generated significant revenues from this business channel to date.

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

7. Income taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates and laws. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

8. Trademarks

The Company capitalizes trademarks at cost and amortizes them over the periods expected to be benefited, not to exceed 15 years. As of March 31, 2003 the remaining net value of $8,483 was written off in accordance with FAS 142.

9. Loss per share

Basic earnings (loss) per share (EPS) is calculated using income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants granted or sold, convertible preferred stock and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS (Note M).

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

During 2002, the Company began recognizing income on old, unredeemed/unredeemable gift certificates/cards in accordance with contractual agreements. Gift certificates/cards that are not redeemed by the holder due to destruction, loss, maintenance fees or service charges, expiration or the expiration of the legal statute of limitations, or other reasons are subject to claim by the Company as unredeemed/unredeemable property. Gift certificates/cards that are not redeemed are referred to as "breakage" in the industry.

The Company recognizes income on breakage at the end of the term of the period in which the Company is obligated to honor gift certificates/cards, which ranges from one to three years and is based on either the expiration date on the gift certificate/card or the applicable legal statute of limitation (applicable where state law prohibits expiration dates), which represents the extinguishment of the liability. Breakage income is recognized on paper gift certificates during the month following the expiration date. Breakage income is recognized during the thirty-seventh month on paper gift certificates with no expiration date based on the applicable legal statute of limitation. Revenue is recognized on gift cards in the period in which the Company receives the maintenance fee, service charge, or expiration fee applied to the consumer's gift card. In all cases, the Company records breakage revenue on gift cards not more than twenty months from the month of sale.

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

11. Stock options and warrants

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation", expense is recognized in connection with the grant of stock options when issued to nonemployees using the fair-market-value method. The expense is equal to the fair value of the options, based on the Black-Scholes option pricing model, at the grant dates and is expensed ratably over the vesting periods. Disclosure requirements were adopted to reflect the pro forma adjusted net income (loss) calculated by applying the fair value requirement for options issued to employees for recognition of expense.

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

	Nine months ended December 31,	Year ended March 31,
	2003	2003	2002

Net loss - as reported	$(2,312,000)	(4,031,793)	$(4,193,560)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-
	(2,312,000)	(4,031,793)	(4,193,560)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(101,572)	(131,334)	(300,059)

Net loss - pro forma	$(2,413,572)	(4,163,127)	$(4,493,619)

Loss per share - as reported	$(0.15)	(0.24)	$(0.26)

Loss per share - pro forma	$(0.15)	(0.25)	$(0.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	-	-	-
Expected price volatility	29.44%	29.44%	30.00%
Risk-free interest rate	2.87%	2.87%	4.70%
Expected life of options in years	10	10	10
The weighted average fair value of options granted is $2.49; $2.49 and $2.09 during the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002 respectively.

13. New accounting pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. The adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

14. Advertising

Advertising costs are expensed as incurred. For the nine months ended December 31, 2003 and 2002, the Company expensed $20,057 and $3,463 respectively.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

15. Certain reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the presentation for nine months ended December 31, 2003. Abandoned gift certificates were formerly classified as revenue. Abandoned gift certificates are now referred to as Gift certificate breakage and are classified as other operating income.

16. Restatement of December 31, 2002 Financial Statements

The financial statements for the nine months ended December 31, 2002 as previously reported on Form 10-QSB, have been restated. Merchant fees earned from retailers and Merchant fees and charges have been restated in the nine months ended December 31, 2002 to accurately reflect actual fees and charges incurred during the period. The following table reflects the restated changes compared to numbers as reported in Form 10-QSB for the nine-month period ended December 31, 2002.

	Nine months ended	Nine months ended
	December 31,	December 31,
	2002	2002
	Restated	As Reported

Total revenues and other income	5,106,026	5,039,120

Total cost of revenues and other income	3,439,630	3,152,126
Total selling, general and administrative expenses	3,302,637	3,302,637
Total operating expenses	6,742,267	6,454,763

Operating loss	(1,636,241)	(1,415,643)
Total non-operating expense	(332,055)	(332,055)
Net Loss	(1,968,296)	(1,747,698)

Net Loss per common share -basic and diluted	(0.12)	(0.11)
Weighted average number of common shares outstanding - basic and diluted	16,577,000	16,577,369

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE B - LIQUIDITY

The Company has incurred net losses and historically incurred negative cash flows from operating activities. During the nine months ended December 31, 2003, the Company generated cash flow from operations of $475,917. At December 31, 2003 the Company had a deficit in working capital of $6,243,542. The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Subsequent to December 31, 2003, the Company renegotiated the terms of certain financing agreements, extending their maturities past December 31, 2004. The Company also entered into another financing agreement that provides the Company with an additional $1,000,000 it can use at its discretion for operations. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. There can be no assurance that the Company will be successful in executing it plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2004. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $19,594,000 at December 31, 2003 and $7,814,000 at March 31, 2003. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates/cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates/cards are considered breakage/estimated breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates. Amounts considered to be unredeemed gift certificates/cards ("breakage") by expiration or legal statute of limitation are recorded as income, and that dollar amount is removed from gift certificates/cards payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates/cards ("estimated breakage") based on Company historical breakage data are not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash upon issuance of the gift certificate/card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, gift certificates/cards payable is reduced by a corresponding amount.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

	December 31,	March 31,
	2003	2003
Furniture and fixtures	$274,648	$274,423
Kiosks and counter top units	287,724	261,041
Support equipment	316,831	286,380
Office equipment and vehicles	737,346	710,541
Software	273,845	253,086
Leasehold improvements	152,236	152,236
	2,042,630	1,937,707
Less accumulated depreciation and amortization	(1,167,448)	(925,765)
	$875,182	$1,011,942

NOTE E - OTHER ASSETS AND DEPOSITS

	December 31,	March 31,
	2003	2003
Gift certificate and gift card stock	$46,912	$40,635
Kiosk and counter top unit components	62,784	84,223
	$109,696	$124,858

Kiosk and counter top unit components in other assets includes gift certificate kiosks and counter top units taken out of service and disassembled for use in the assembly of future kiosks and counter top units. Each component is assigned a proportionate share of the assets book value net of accumulated depreciation when it is transferred from property and equipment. These components are used to assemble new kiosks and counter top units, that when placed in service, are transferred back to property and equipment. During 2003, the Company recorded a loss on disposal of other assets of $24,767 for kiosk and counter top unit components that were determined to be impaired.

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2003	March 31, 2003
Payroll and paid time off	$521,690	$539,855
Accrued interest	409,475	254,377
Credit card merchant fees	412,321	287,504
Other	18,784	2,000
	$1,362,270	$1,083,736

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - NOTES TO STOCKHOLDERS

Notes due to stockholders consist of the following:

	December 31, 2003	March 31, 2003
20% unsecured notes to stockholders, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996. (Bridge Loan)	$212,499	$212,499
Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000
12% note to stockholder, payable on January 6, 2001. Holder has received 281,250 warrants at an exercise price of $4.40 per share and will receive 9,375 warrants on the 7th of each month at the same exercise price as long as the note remains unpaid, not collateralized, past due. (Burke 1)	-	75,000

Convertible note to a stockholder, payable on March 15, 2001. Holder received 11,375 shares of common stock of the Company at $4.40 per share at the time of issuance of the note, which the Company recognized as prepaid interest (effective annual interest rate of 40%). Upon maturity, the holder elected not to convert the note to common stock at the rate of $2.20 per share or a total of 227,500 shares. At the default date the note remained unpaid and based on the terms of the note, an additional 11,375 shares of common stock was paid to the holder at $4.40 per share. The stockholder has received an additional 11,375 shares of common stock at $4.40 per share and 27,300 shares of common stock at $5.50 per share. For each 90 day period that the note remains unpaid, an additional 9,100 shares of common stock will be paid to the holder, not collateralized, past due. (1))

	48,900	188,000
	$271,399	$485,499

NOTE H - LONG-TERM NOTES TO STOCKHOLDERS

19% unsecured note to stockholder payable on March 27, 2005.	275,000	-
30% unsecured note to a stockholder, payable on January 17, 2004. This note was subsequently retired prior to the maturity date via consolidation into a new note.	500,000	-
40% unsecured note to a stockholder, payable on January 21, 2004. This note was subsequently retired prior to the maturity date via consolidation into a new note.	250,000	-
	$1,025,000	$-

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - INCOME TAXES

The (provision for) benefit from income taxes for the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002, consisted of the following:

	December 31,	March 31,	March 31,
	2003	2003	2002
Current
Federal	$-	$-	$-
State	-	-	-
Deferred	-	-	-
Total	$-	$-	$-

The reported provision for (benefit from) income taxes is different than the amount computed by applying the statutory Federal income tax rate to the loss before income taxes as follows:

	December 31, 2003	March 31, 2003	March 31, 2003
Benefit at statutory rates	$(786,000)	$(1,371,000)	$(1,426,000)
Increase in valuation allowance	380,000	1,470,000	900,000
Change in estimates and other	514,000	79,000	721,000
State income tax benefit	(116,000)	(202,000)	(210,000)
Nondeductible items	8,000	24,000	15,000
Total	$-	$-	$-

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of December 31, 2003 and March 31, 2003 and 2002, are comprised of the estimated future tax benefit (provision) due to different financial reporting and income tax basis related to:

	December 31, 2003	March 31, 2003
Deferred tax assets
Net operating loss carry-forward	$9,614,000	$9,183,000
Research and development credit carry-forwards	132,000	113,000
Asset reserves and accrued liabilities	89,000	163,000
Depreciation	17,000	13,000
Total deferred tax assets	9,852,000	9,472,000
Valuation allowance	(9,852,000)	(9, 472,000)
Net deferred tax asset	$-	$-

The Company has concluded that since it is uncertain as to whether it will be able to recognize the benefit of its operating loss and research and development credit carryforwards, a full valuation allowance should be provided. At December 31, 2003, the Company had net operating loss carryforwards of approximately $25,776,000 and research and development credit carryforwards of $132,000. The net operating loss carryforwards and the research and development credits expire from 2010 to 2023.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - EQUITY

Subscriptions receivable

The Company has received promissory notes from three stockholders, which bear 10 percent interest and are collateralized by shares of common stock of the Company. Upon a public offering, the shares of stock may be sold and the proceeds could be used to repay the notes to the Company.

Common Stock

Nine months ended December 31, 2003

The Company issued 2,400 shares of common stock for services to a consultant in the amount of $9,600.

The Company issued 6,382 shares of common stock to stockholders for interest in the amount of $25,528 according to terms of notes payable. The note holders are also shareholders and accredited investors.

The Company extended the term of 375,000 non-qualified stock options to a long-term employee of the Company who ceased employment in February 2003 and recorded a non-cash expense of $1,250,000.

The Company issued 73,591 common stock warrants to stockholders for interest in the amount of $33,020 according to terms of notes payable. The note holders are also shareholders and accredited investors.

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

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - EQUITY - CONTINUED

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

The Company declared 10 percent stock dividends on the Company's preferred stock, which was paid to stockholders of record on August 31, 2003 and 2002. The dividend was charged to the accumulated deficit in the amounts of $111,076 and $138,809, respectively, which was based on the fair value of the Company's common stock converted at a rate of 4.6875 shares of common stock for each share of preferred stock.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - LOSS PER COMMON SHARE

	Nine months ended December 31,		Year ended March 31,
	2003	2002	2003	2002
Net loss per common share - basic and diluted
Net loss	$(2,312,000)	$(1,968,296)	$(4,031,793)	$(4,193,560)
Dividends on preferred stock	(111,076)	(138,809)	(138,809)	(126,198)
Net loss available to common shareholders	$(2,423,076)	$(2,107,105)	$(4,170,602)	$(4319,758)

Common shares outstanding during the entire period	16,621,000	16,570,000	16,570,000	15,608,000
Weighted average common shares issued (rescinded) during the period	(285,000)	7,000	19,000	396,000
Weighted average number of common shares used in basic EPS	16,336,000	16,577,000	16,589,000	16,004,000
Dilutive effect of stock options, warrants, and convertible preferred stock	-	-	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	16,336,000	16,577,000	16,589,000	16,004,000

The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock included in Notes G and L have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the nine months ended December 31, 2003 and 2002.

NOTE L - STOCK OPTIONS AND WARRANTS

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

The Company has options outstanding to acquire 4,314,160 and 4,029,165 shares of common stock as of December 31, 2003 and March 31, 2003, respectively. The options vest periodically through September 2007.

As of December 31, 2003, the Company has 4,314,160 stock options outstanding to employees with a range of exercise prices from $.32 to $5.50. The options generally vest evenly over five years from the employee's beginning employment date regardless of the date of grant. Also at March 31, 2003, the Company had 25,005 stock options outstanding to a non-employee to purchase one share of common stock per option at $4.40 per share.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

Common stock warrants

The Company has the following types of common stock warrants outstanding at December 31, 2003:

Class A Warrants

Beginning in November 1995 and concluding in March 1996, the Company offered for sale 66 Units at a price of $25,000 per Unit, in a private placement for bridge financing. Each Unit consisted of a $25,000 promissory note, 5,208 shares of the Company's common stock and Class A Warrants to purchase 5,208 shares of the Company's common stock at $2.40 per share.

Each Class A Warrant entitles the registered holder thereof to purchase one share of the Company's common stock at an exercise price of $2.40 per share during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company's common stock. Unless extended by the Company at its discretion, all Class A Warrants will expire at the end of the 24th month after the completion of an initial public offering. The Class A Warrants are callable by the Company at any time the common shares have been trading at a price equal to or above $2.40 for a period of 30 consecutive trading days on an established exchange. Holders of these warrants have no rights, privileges or liabilities as a stockholder of the Company prior to exercise. The Company has 1,010,672 of these warrants outstanding at December 31, 2003.

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

The Company issued an aggregate amount of 649,913 warrants to the Agent to purchase common stock at an exercise price of $2.64 per share, exercisable until April 2004. The Company recorded issuance costs of $237,821 in 2001 in connection with these warrants.

Other warrants - continued

Common stock warrants at $2.40 per share were issued to a referring attorney in connection with the same private placement offering. The Company has 95,277 of these warrants outstanding at December 31, 2003. The warrants are exercisable until April 2004.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

Common stock warrants were issued to a stockholder and recorded as additional interest expense of $33,020 for the nine months ended December 31, 2003 ($119,670 for the nine months ended December 31, 2002) in connection with two outstanding notes payable. Each warrant entitles the holder to purchase one share of common stock at $4.40 per share. The Company has 577,341 of these warrants outstanding at December 31, 2003. 354,841 of the warrants are exercisable until July 6, 2005, and 222,500 of the warrants are exercisable until July 30, 2006 (Note H).

Common stock warrants were issued to a referring agent who was a selling agent for the Company for a private placement offering. The Company issued 2,159 warrants to purchase common stock at an exercise price of $4.40 per share, exercisable during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company's common stock. The Company recorded issuance costs of $1,305 in 2002 in connection with these warrants. The Company has 2,159 of these warrants outstanding at December 31, 2003.

Changes in the Company's stock options and warrants are as follows:

	Warrants			Stock options
			Weighted-			Weighted-
			average			average
	Number	Exercise	exercise	Number	Exercise	exercise
	of warrants	Price	price	of options	price	price
Outstanding at March 31, 2002	2,834,909	2.40-4.40	3.09	4,080,415	0.32-5.50	1.16
Granted	201,600	4.40-5.50	5.14	90,000	5.50	5.50
Exercised	(31,001)	4.00	4.00	-	-	-
Canceled or expired	(703,074)	4.00	4.00	(141,250)	2.40-5.50	4.24
Outstanding at March 31, 2003	2,302,434	2.40-5.50	2.98	4,029,165	0.32-5.50	4.73
Granted	73,591	4.40-5.50	4.55	337,500	5.50	2.40
Exercised	-	-	-	-	-	-
Canceled or expired	(39,063)	4.00	4.00	(52,505)	2.40-5.50	4.72
Outstanding at December 31, 2003	2,336,962	2.40-5.50	2.98	4,314,160	0.32-5.50	1.20
Exercisable at December 31, 2003	1,326,290	2.40-5.50	3.41	4,156,910	0.32-5.50	1.08

A summary of the status of the options outstanding at December 31, 2003 is presented below:

	Outstanding			Exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of	Number	remaining	average	Number	average
exercise	of options	contractual	exercise	of options	exercise
prices	outstanding	life (years)	price	exercisable	price
$ 0.32-0.35	767,597	3.58	$ 0.33	767,597	$ 0.33
0.80-0.88	2,921,875	3.57	0.88	2,921,875	0.88
2.40-2.80	275,000	4.92	2.58	248,750	2.60
4.40	234,688	7.03	4.40	172,688	4.40
5.50	115,000	8.52	5.50	46,000	5.50
	4,314,160	3.98	1.20	4,156,910	1.08

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of the status of the stock warrants outstanding at December 31, 2003 is presented below:

	Outstanding			Exercisable
		Weighted-
		average	Weighted-		Weighted-
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 2.40	1,010,672	n/a	$ 2.40	-	$ 2.40
2.64	745,190	0.28	2.64	745,190	2.64
4.40	579,500	1.92	4.40	579,500	4.40
5.50	1,600	3.64	5.50	1,600	5.50
	2,336,962		$ 2.98	1,326,290	$ 3.41

NOTE M - RELATED PARTY TRANSACTIONS

In addition to matters disclosed in Notes G, L and N the Company entered into the following transactions with related parties.

On March 26, 2004 the President entered into an agreement with the Company whereby any notes due to the President will not be repaid until after December 31, 2004.

During May 1996, the Company entered into a promissory note with its president for $250,000 which the president advanced to the Company for payment of the Company's general and administrative expenses. The note bears 10 percent interest, payable (including interest) on the earlier of July 10, 1996 or upon the Company obtaining $750,000 of debt or equity financing. The note is not collateralized and remains outstanding as of December 31, 2003.

During the period from November 2001 through January 2002, the Company entered into non-interest bearing, unsecured promissory notes with its president for $118,000. $98,000 remains outstanding as of December 31, 2003.

During January 2002, the Company entered into a non-interest bearing demand note with its president for $40,000. The note is not collateralized and $20,000 remains outstanding as of December 31, 2003.

NOTE N - COMMITMENTS AND CONTINGENCIES

1. Employment agreements

The Company entered into one employment agreement with an employee in 2002. The agreement provides for a term of three years and a total monthly salary of $7,500. Total future salaries payable under the agreement for years ending December 31, are approximately as follows:

Year ending December 31,	Amount
2004	$90,000
2005	82,500
$172,500

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED

2. Lease

Effective March 2001, the Company entered into a five-year operating lease expiring February 2005, for the Company's headquarters at a monthly base rent which includes all taxes on the property. The rental expense under all operating leases was $241,124 for the nine months ended December 2003 ($240,595 in 2002).

Future minimum payments for all operating leases at December 31, 2003 are as follows:

Year ending December 31,	Amount
2004	321,500
2005	53,584
Thereafter	-
$375,084

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

4. Litigation

The Company is not a party to any material threatened or pending legal proceedings which, if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

NOTE O - MAJOR SOURCES OF REVENUE

Fee income from the largest customer of the Company for the year ended December 31, 2003, accounted for approximately 11 percent of the Company's total revenue. Loss of this key customer could result in significant decreases in Company revenues and income. No other customer represents more than 10% of the Company's total revenue.

NOTE P - SUBSEQUENT EVENT

On March 26, 2004, the President of the Company entered into an agreement with the Company whereby any notes due to the President will not be repaid until after December 31, 2004.

On March 26, 2004, the Company executed a promissory note with a stockholder in the amount of $1,000,000 to fund additional operations.

NBO SYSTEMS, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method

2.1	Articles of Merger
(1)

3.1	Articles of Incorporation
(1)

3.2	Bylaws
(1)

10.1	Services Agreement by and between Wildcard Systems, Inc. and NBO, Inc., dated as of March 20, 2001
(2)

10.2	Internet Gift Card(s) Agreement by and between NBO, Inc. and GMRI, Inc., dated as of August 4, 2000
(2)

10.3	Class A Warrant to Purchase Common Stock of Neighborhood Box Office, Inc.
(2)

10.4	1997 Stock Option Plan of Neighborhood Box Office, Inc.
(2)

10.5	The Rouse Company Standard Mall Agreement, dated 2000
(2)

10.6	Purchase Agreement and Service Contract by and between Neighborhood Box Office, Inc. and Urban Roseville LLC, dated 2000
(2)

10.7	Contract Services Agreement by and between Neighborhood Box Office, Inc. and Price Development Company, L.P., dated August 1999
(2)

10.8	Contract Services Agreement by and between The Gift Certificate Company and Cutler Ridge Mall, dated August 21, 2000
(2)

10.9	Value-Added Reseller Agreement by and between GEMPLUS Corporation and Neighborhood Box Office, Inc., dated 1998
(2)

10.10	Standard Gift Certificate Participation Agreement, dated 1999
(2)

10.11	Contract Services Agreement by and between Neighborhood Box Office, Inc. and Smith's Food and Drug Centers, Inc., dated April 11, 2000
(2)

10.12	Advertising and Promotions Agreement by and between eBay Inc. and Neighborhood Box Office, Inc., dated June 2001
(2)

10.13	Bayer Properties Standard Mall Agreement by and between The Gift Certificate Company, Inc. and NBO, Inc., dated October 4, 2001
(1)

10.14	Contract Services Agreement by and between The Gift Certificate Company, Inc. and Prime Outlets of Grove City, dated April 24, 2001
(1)

31.1	Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Certification of Christopher Foley, Director and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

(1) Previously filed on Form 10-SB12G/A (File No. 000-33037) on April 26, 2001.

(2) Previously filed on Form 10-SB12G (File No. 000-33037) on August 2, 2001.