Form 10KSB/A
period 2003-12-31
NBO SYSTEMS  INC
filed 2004-03-31
CIK 1145731

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers, and key employees of the Company as of March 1, 2004:

Name	Age	Director, Officer or Key Employee Since	Position
Keith A. Guevara	53	June 1994	Chairman of the Board, President and Chief Executive Officer, Director
Christopher Foley	41	March 2001	Chief Financial Officer & Director
Andrew Boyd-Jones	50	May 2001	Director
D. Kent Jasperson	55	July 1994	Chief Accounting Officer, Secretary and Treasurer
James M. Hyde	36	March 2004	Chief Operating and Technology Officer

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

Name and Address of Beneficial Owners (1)	Title of Class	Number of Shares Owned	Percent
Keith A. Guevara	Common Stock	[5,744,177](2)	[29.5]%
Chairman, President, CEO

D. Kent Jasperson	Common Stock	[ 224,292](3)	[1.4]%
Chief Accounting Officer,
Secretary, Treasurer

Christopher Foley	Common Stock	[91,787](4)	*
Chief Financial Officer,
Director, Board of Directors

James M. Hyde	Common Stock	[50,000](5)	*
Chief Operating Officer
Chief Technology Officer

Andrew Boyd-Jones	Common Stock	0	*
Director, Board of
Directors

All Executive Officers	Common Stock	[6,110,256](6)	[30.9]%
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

  Includes [3,481,250] shares subject to options, all of which are presently exercisable or will become exercisable within 60 days after December 31, 2003.

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

Convertible note to a stockholder, payable on March 15, 2001. Holder received 11,375 shares of common stock of the Company at $4.40 per share at the time of issuance of the note, which the Company recognized as prepaid interest (effective annual interest rate of 40%). Upon maturity, the holder elected not to convert the note to common stock at the rate of $2.20 per share or a total of 227,500 shares. At the default date the note remained unpaid and based on the terms of the note, an additional 11,375 shares of common stock was paid to the holder at $4.40 per share. The stockholder has received an additional 11,375 shares of common stock at $4.40 per share and 27,300 shares of common stock at $5.50 per share. For each 90 day period that the note remains unpaid, an additional 9,100 shares of common stock will be paid to the holder, not collateralized, past due. (1) (CSG)

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