Form 10QSB
period 2004-03-31
NBO SYSTEMS  INC
filed 2004-05-14
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

As of May 14, 2004, the number of shares outstanding of the registrant's only class of common stock was 16,491,443.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NBO Systems, Inc.

CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash	$ 27,157	$ 58,077
Restricted cash	8,654,708	25,410,674
Accounts receivable, net of allowance for uncollectible accounts
of $5,000 at March 31, 2004 and $5,844 at December 31, 2003	390,162	857,200
Inventory	216,271	315,823
Prepaid expenses	68,197	27,018
Employee advances	20,237	3,078
Total current assets	9,376,732	26,671,870
PROPERTY AND EQUIPMENT, NET	792,747	875,182
OTHER ASSETS
Deposits and reserves	702,556	727,965
Other assets	128,717	109,696
	831,273	837,661
	$ 11,000,752	$ 28,384,713

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Gift certificates/cards payable	$ 13,741,063	$ 29,108,106
Accounts payable	800,087	2,173,637
Accrued liabilities	1,015,092	1,362,270
Notes to stockholders	2,422,499	271,399
Notes to officer	345,918	-
Total current liabilities	18,324,659	32,915,412
LONG-TERM LIABILITIES
Long-term notes to stockholders	-	1,025,000
Notes to officer	-	368,000
Total liabilities	18,324,659	34,308,412
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 65,155 and 65,155 shares issued and outstanding at March 31, 2004 and December 31, 2003; redemption value $2.20 per share	65,155	65,155
Common stock, par value $0.0005; authorized 20,000,000 shares; 16,336,332 and 16,317,661 shares issued and outstanding at March 31, 2004 and December 31, 2003	8,168	8,159
Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	24,247,093	24,194,647
Accumulated deficit	(31,626,423)	(30,173,760)
Total stockholders' deficit	(7,323,907)	(5,923,699)
	$ 11,000,752	$ 28,384,713

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2004	2003
Revenues and other income
Sale of third party gift certificates/cards	$ 1,270,762	$ 470,842
Merchant fees earned from retailers	224,735	175,042
Fees earned from customers	123,079	28,350
Postage and handling	59,182	35,097
Equipment and software income	37,200	3,440
Interest on restricted cash	9,049	8,865
Lease revenue	-	12,925
Gift certificate breakage	(25,328)	(196,281)
Total revenues and other income	1,698,679	538,280
Operating expenses
Cost of revenue and other income
Third party gift certificates/cards	1,166,592	474,640
Merchant fees and charges	362,354	290,263
Credit card enrollment fees	30,181	30,000
Postage and handling	57,230	23,266
Gift card and gift certificate stock	56,133	16,185
Rebates	64,543	8,961
Other	2,116	2,855
Total cost of revenues and other income	1,739,149	846,170
Selling, general and administrative expenses
Personnel	884,955	938,565
Office	95,833	117,216
Depreciation and amortization	90,172	84,364
Rent	84,477	86,735
Travel, meals and entertainment	31,578	53,834
Other	23,857	79,933
Legal and accounting	79,573	43,358
Consultants	3,559	44,630
Total selling, general and administrative expenses	1,294,004	1,448,635
Total operating expenses	3,033,153	2,294,805
Operating loss	(1,334,474)	(1,756,525)
Non-operating income (expense)
Interest expense	(89,321)	(68,820)
Loss on disposal of assets, and property and equipment	(28,944)	(239,699)
Interest income	60	1,423
Other income (expense), net	16	124
Total non-operating expense	(118,189)	(306,972)
Loss before income taxes	(1,452,663)	(2,063,497)
Income tax benefit	-	-
NET LOSS	$ (1,452,663)	$ (2,063,497)
Net loss per common share - basic and diluted (preferred stock)	$ (0.09)	$ (0.12)

Weighted-average number of common shares outstanding - basic and diluted (preferred stock)	16,321,000	16,589,000

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss	$ (1,452,663)	$ (2,063,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	90,172	84,364
Loss on disposal of other assets and property and equipment	28,944	239,699
Common stock warrants issued for interest	-	21,794
Common stock issued as payment of interest	3,557	13,672
Bad debt expense	2,635	2,000
Changes in assets and liabilities
Accounts receivable	464,403	257,775
Employee advances	(17,159)	(5,636)
Inventory	99,552	(5,176)
Prepaid expenses and other assets	(64,086)	91,244
Accounts payable	(1,373,549)	(1,004,980)
Accrued liabilities	(203,572)	47,781
Total adjustments	(969,103)	(257,463)
Net cash provided by (used in) operating activities	(2,421,766)	(2,320,960)

Cash flows used in investing activities
Purchase of property and equipment	(7,387)	(87,412)
Net cash used in investing activities	(7,387)	(87,412)

Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank	-	466,633
Increase (decrease) in advances on restricted cash	1,388,923	1,950,487
Proceeds from sale of common stock	-	124,005
Payments on notes to officer	(22,082)	-
Proceeds from notes to stockholders	1,031,392	275,000
Principal payments on notes to stockholders	-	(407,753)
Net cash provided by (used in) financing activities	2,398,233	2,408,372

Net increase (decrease) in cash	(30,920)	-
Cash at beginning of period	58,077	-
Cash at end of period	$ 27,157	$ -

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 143,781	$ 38,811

Noncash investing and financing activities
Transfers of fixed assets to other assets	$ (27,899)	$ (296,358)
Transfers of other assets to fixed assets	30,355	74,046

The accompanying notes are an integral part of these financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. ("NBO" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2003 included in the Company's Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 2004, its results of operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the period ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

NOTE B - LIQUIDITY

The Company has incurred net losses and historically incurred negative cash flows from operating activities. During the three months ended March 31, 2004, the Company used more cash than it generated from operations of ($2,421,766). At March 31, 2004 the Company had a deficit in working capital of $8,947,927. The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the period ended March 31, 2004, the Company renegotiated the terms of certain financing agreements, extending their maturities past December 31, 2004. The Company also entered into another financing agreement that provides the Company with an additional $1,000,000 it can use at its discretion for operations. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2004. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $5,879,000 at March 31, 2004. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates/cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates/cards are considered breakage/estimated breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates. Amounts considered to be unredeemed gift certificates/cards ("breakage") by expiration or legal statute of limitation are recorded as income, and that dollar amount is removed from gift certificates/cards payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates/cards ("estimated breakage") based on Company historical breakage data are not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash upon issuance of the gift certificate/card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, gift certificates/cards payable is reduced by a corresponding amount.

NOTE D - INVENTORY

Inventory consists of only gift certificates purchased from third party retailers. Gift certificates are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - EQUITY

During the three month period ended March 31, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,557 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the three month period ended March 31, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

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
	Three Months Ended March 31,
	2004	2003

Net loss - as reported	$(1,452,663)	$(2,063,497)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,751)	(21,958)

Net loss - pro forma	$(1,473,414)	$(2,085,455)

Loss per share - as reported	$(0.09)	$(0.12)

Loss per share - pro forma	$(0.09)	$(0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2004	2003

Expected dividend yield	-	-
Expected price volatility	29.44%	29.44%
Risk-free interest rate	2.87%	2.87%
Expected life of options	10	10

The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 are $ - and $ - per share, respectively.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - LOSS PER COMMON SHARE

	Three months ended March 31,
	2004	2003
Net loss per common share - basic and diluted
Net loss available to common shareholders	$(1,452,663)	$(2,063,497)

Common shares outstanding during the entire period	16,318,000	16,587,000
Weighted average common shares issued during the period	3,000	2,000
Weighted average number of common shares used in basic EPS	16,321,000	16,589,000
Dilutive effect of stock options, warrants, and convertible preferred stock	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	16,321,000	16,589,000

All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three month period ended March 31, 2004 and 2003.

For the three month period ended March 31, 2004, the Company had 6,956,543 potentially dilutive shares of common stock not included in the computation of diluted loss per share because of the anti-dilutive effect (6,634,248 potentially dilutive shares for the three month period ended March 31, 2003).

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This item discusses the results of operations for the Company for the three month period ended March 31, 2004 and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at March 31, 2004 as compared to December 31, 2003, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in the Company's Form 10-KSB/A for the period ended December 31, 2003.

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

The Company experienced an increase in the face amount of gift certificates and gift cards issued of 36.8% or $2,103,810 to $7,818,683 from $5,714,873 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively.

Revenues and Other Income

The Company experienced an increase in total revenues and other income of 215.6% or $1,160,399 to $1,698,679 from $538,280 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. The increase is due primarily to an increase in the sale of third party gift certificates/cards and fees earned from customers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, provides Call Center and Internet fulfillment on those third party gift certificate/card orders, and purchases scrip certificates and scrip cards for resale in the Children's Heroes fundraising channel. The sale of third party gift certificates/cards increased 169.9% or $799,920 to $1,270,762 from $470,842 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively.

The Company experienced an increase in fees earned from customers of 334.1% or $94,729 to $123,079 from $28,350 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. This increase is due primarily to the Company realizing gift card administrative fees and expiration fees from gift card sales in prior periods. The Company expects these fees to increase as more malls are converted from paper gift certificates to stored value gift cards.

The Company experienced no benefit from gift certificate breakage in the three months ended March 31, 2004 and 2003 as a result of merchants accepting expired gift certificates in excess of the breakage that would have been recognized for the period. The Company has updated its contracts to invoice the mall developer for expired certificates that are redeemed by merchants in their properties.

The Company has compiled detailed records of redemption and fee patterns in relation to use of the gift cards since the inception of sales in October 2001. With that empirical data, the Company is able to make reliable estimates of the amount of future revenue to be collected by the Company from gift card sales to date. The revenue from maintenance fees and expiration fees is deferred for a time period contractually agreed upon by the Company and the mall operator. The Company anticipates the following revenue from gift card fees based on gift card sales through March 31, 2004:

Estimated Gift Card Fee Revenue Anticipated for the Quarter Ending
6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005
$ 135,000	$ 353,000	$ 193,000	$ 131,000	$ 83,000	$ 147,000	$ 45,000
Cumulative
$ 135,000	$ 488,000	$ 681,000	$ 812,000	$ 895,000	$ 1,042,000	$ 1,087,000

The Company has compiled detailed records of redemption patterns in relation to gift certificates since the inception of sales in October 1998. With that empirical data, the Company is able to make reliable estimates of the amount of future income to be collected by the Company from gift certificate sales to date. The income from expired, unredeemed/unredeemable gift certificates ("breakage") is deferred between 1 year and 3 years. Gift certificate breakage income is recognized when the gift certificate expires, or where no expiration date exists (based on applicable state laws), upon the expiration of the legal statute of limitations per the Company's revenue recognition policy. The Company anticipates the following income from gift certificates based on gift certificate sales through March 31, 2004:

Estimated Gift Certificate Other Income Anticipated for the Quarter Ending
6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007
$ 323,000	$ 186,000	$ 1,478,000	$ 257,000	$ 157,000	$ 35,000	$ 203,000	$ 33,000	$ 34,000	$ 35,000	$ 209,000	$ 30,000
Cumulative
$ 323,000	$ 509,000	$ 1,987,000	$ 2,244,000	$2,401,000	$2,436,000	$2,639,000	$2,672,000	$2,706,000	$2,741,000	$2,950,000	$2,980,000

Cost of Revenues and Other Income

The Company experienced an increase in the total cost of revenues and other income of 105.5% or $892,979 to $1,739,149 from $846,170 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. This increase in the amount of cost of revenues is due to a proportional increase in the sale of third party gift certificates and gift cards.

The Company experienced an increase in the cost of third party gift certificates/cards of 145.8% or $691,952 to $1,166,592 from $474,640 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates/cards.

However, the Company experienced a decrease in gross losses of 86.9% or $267,420 to ($40,470) from ($307,890) in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. Gross margins increased 95.8% to (2.4%) from (57.2)% in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. The quarterly and year over year gross losses are due to the seasonality of the Company's business and are not reflective of what the Company expects for the entire fiscal year.

Operating Expenses

The Company experienced a decrease in total selling, general and administrative expenses of 10.7% or $154,631 to $1,294,004 from $1,448,635 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. The decrease is attributable mainly to reductions in personnel expense, office expense due to the closing of the Company's California sales office and reductions in other expenses.

The Company experienced an increase in total operating expenses of 32.2% or $738,348 to $3,033,153 from $2,294,805 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. The increase is attributable mainly to the increase in cost of revenues and other income as described above, which are related to the seasonality of the Company's business and is not indicative of the expected full fiscal year results of operations.

The Company's operating expenses exceeded revenues and other income in the three-month periods ended March 31, 2004 and 2003, respectively. However, the Company experienced a decrease in operating losses of 24.0% or $422,051 to ($1,334,474) from ($1,756,525) in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. The decrease is attributable mainly to the reduction in gross losses as described above.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues and other income, excluding deferred revenue and other income as described above. In addition, the Company's operating activities have used cash rather than provided cash, again, excluding deferred revenue and other income as described above. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of March 31, 2004 was ($31,626,423). The Company's net losses decreased by 29.6% or $610,834 to ($1,452,663) from ($2,063,497) in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. The Company's current liabilities exceed its current assets by $8,947,927 as of March 31, 2004.

The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the period ended March 31, 2004, the Company renegotiated the terms of certain financing agreements, extending their maturities past December 31, 2004. The Company also entered into another financing agreement that provides the Company with an additional $1,000,000 it can use at its discretion for operations. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2004. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

Liquidity and Financing Arrangements

On March 26, 2004, the President of the Company entered into an agreement with the Company whereby any notes due to the President will not be repaid until after December 31, 2004.

On March 26, 2004, the Company executed a promissory note with a stockholder in the amount of $1,000,000 to fund additional operations.

During the three month period ended March 31, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,557 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the three month period ended March 31, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

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

Keith A. Guevara who serves as NBO Systems, Inc. chief executive officer and Christopher Foley who serves as NBO Systems, Inc. chief financial officer, after evaluating the effectiveness of NBO Systems, Inc. disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, NBO Systems, Inc. disclosure controls and procedures were adequate and effective to ensure that material information relating to NBO Systems, Inc. would be made known to them by others within company, particularly during the period in which this quarterly report was being prepared.

b. Changes in internal controls.

There were no significant changes in NBO Systems, Inc. internal controls or in other factors that could significantly affect NBO Systems, Inc. disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 2. Changes in Securities

During the three month period ended March 31, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,557 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the three month period ended March 31, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification, Keith A. Guevara, Chairman, President and CEO

31.2 Certification, Christopher Foley, Board Member, CFO

32 Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

(b) The information required by Item 304 of Regulation S-B is incorporated by reference to Forms 8-K filed with the Securities and Exchange Commission February 6, 2004 (Change in fiscal year).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, INC.

By /s/ Keith A. Guevara

Keith A. Guevara May 14, 2004

Chairman/President/CEO

/s/ Christopher Foley

Christopher Foley May 14, 2004

Director, Chief Financial Officer

/s/ Kent Jasperson

Kent Jasperson May 14, 2004

Secretary/Treasurer, Chief Accounting Officer