Form 10QSB
period 2004-06-30
NBO SYSTEMS  INC
filed 2004-08-16
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

As of August 15, 2004, the number of shares outstanding of the registrant's only class of common stock was 16,491,443.

Transitional Small Business Disclosure Format (check one): Yes ________ No X

NBO Systems, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NBO Systems, Inc.

CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash	$ 48,652	$ 58,077
Restricted cash	8,793,560	25,410,674
Accounts receivable, net of allowance for uncollectible accounts
of $3,714 at June 30, 2004 and $5,844 at December 31, 2003	634,341	857,200
Inventory	181,572	315,823
Prepaid expenses	41,690	27,018
Employee advances	9,246	3,078
Total current assets	9,709,061	26,671,870
PROPERTY AND EQUIPMENT, NET	720,156	875,182
OTHER ASSETS
Deposits and reserves	679,583	727,965
Other assets	137,836	109,696
	817,419	837,661
	$ 11,246,636	$ 28,384,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	$ 13,222,562	$ 29,108,106
Accounts payable	1,043,218	2,173,637
Accrued liabilities	965,485	1,362,270
Notes to stockholders	2,422,499	271,399
Notes to officer	345,918	-
Total current liabilities	17,999,682	32,915,412
LONG-TERM LIABILITIES
Long-term notes to stockholders	1,500,000	1,025,000
Notes to officer	-	368,000
Total liabilities	19,499,682	34,308,412
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 65,155 and 65,155 shares issued and outstanding at June 30, 2004 and December 31, 2003; redemption value $2.20 per share
	65,155	65,155
Common stock, par value $0.0005; authorized 50,000,000 shares; 16,491,443 and 16,317,661 shares issued and outstanding at June 30, 2004 and December 31, 2003
	8,246	8,159
Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	24,247,016	24,194,647
Accumulated deficit	(32,555,563)	(30,173,760)
Total stockholders' deficit	(8,253,046)	(5,923,699)
	$ 11,246,636	$ 28,384,713

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues and other income
Sale of third party gift certificates/cards	$ 1,549,146	$ 681,202	$ 2,819,909	$ 1,152,044
Merchant fees earned from retailers	357,850	209,599	582,585	384,641
Fees earned from customers	305,452	76,001	428,530	104,351
Postage and handling	83,354	59,605	142,535	94,702
Equipment and software income	3,850	15,496	41,050	18,936
Interest on restricted cash	5,529	13,649	14,578	22,514
Lease revenue	-	-	-	12,925
Gift certificate breakage	191,705	329,102	166,377	132,821
Total revenues and other income	2,496,886	1,384,654	4,195,564	1,922,934
Operating expenses
Cost of revenues and other income
Third party gift certificates/cards	1,431,230	615,953	2,597,822	1,090,593
Merchant fees and charges	289,377	277,611	651,731	567,874
Rebates	127,543	15,353	192,086	24,314
Gift card and gift certificate stock	61,955	28,812	118,088	44,997
Postage and handling	57,351	31,117	114,580	54,383
Credit card enrollment fees	30,166	30,123	60,347	60,123
Other	2,025	6,012	4,141	8,867
Total cost of revenues and other income	1,999,647	1,004,981	3,738,795	1,851,151
Selling, general and administrative expenses
Personnel	729,484	889,149	1,614,439	1,827,714
Legal and accounting	214,819	15,540	294,392	58,898
Depreciation and amortization	89,558	86,127	179,730	170,491
Office	82,517	98,023	178,351	215,239
Rent	84,303	81,551	168,780	168,286
Travel, meals and entertainment	43,284	50,388	74,862	104,222
Other	24,963	45,417	48,820	125,350
Consultants	4,281	16,084	7,840	60,714
Non-qualified stock options	-	1,250,000	-	1,250,000
Total selling, general and administrative expenses	1,273,209	2,532,279	2,567,214	3,980,914
Total operating expenses	3,272,856	3,537,260	6,306,009	5,832,065
Operating loss	(775,970)	(2,152,606)	(2,110,445)	(3,909,131)
Non-operating income (expense)
Interest expense	(156,039)	(59,431)	(245,360)	(128,251)
Gain (loss) on disposal of assets, and property & equip.	2,137	(5,340)	(26,807)	(245,039)
Interest income	130	492	190	1,915
Other income, net	600	1,016	619	1,140
Total non-operating expense	(153,172)	(63,263)	(271,358)	(370,235)
Loss before income taxes	(929,142)	(2,215,869)	(2,381,803)	(4,279,366)
Income tax benefit	-	-	-	-
NET LOSS	$ (929,142)	$ (2,215,869)	$ (2,381,803)	$ (4,279,366)
	$ (0.06)	$ (0.14)	$ (0.14)	$ (0.26)

Weighted-average number of common
shares outstanding - basic and diluted	16,473,000	16,378,000	16,487,000	16,378,000

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2004	2003
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss	$ (2,381,803)	$ (4,279,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	179,730	170,491
Loss on disposal of other assets and property and equipment	26,807	245,039
Common stock options and warrants issued for services and comp.	-	1,250,000
Common stock warrants issued for interest	-	35,420
Common stock issued as payment of interest	3,558	27,343
Bad debt expense	2,635	2,000
Changes in assets and liabilities
Accounts receivable	220,224	313,951
Employee advances	(6,168)	(2,540)
Inventory	134,251	(2,676)
Prepaid expenses and other assets	(24,056)	131,301
Accounts payable	(1,130,417)	(890,883)
Accrued liabilities	(253,179)	20,149
Total adjustments	(846,615)	1,299,595
Net cash provided by (used in) operating activities	(3,228,418)	(2,979,771)
Cash flows used in investing activities
Purchase of property and equipment	(36,695)	(107,067)
Proceeds from sale of property, equipment and other assets	14,808	800
Net cash used in investing activities	(21,887)	(106,267)
Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank	-	449,962
Increase (decrease) in advances on restricted cash	731,570	2,676,578
Proceeds from sale of common stock	-	124,005
Payments on notes to officer	(22,082)	-
Proceeds from notes to stockholders	2,531,392	275,000
Principal payments on notes to stockholders	-	(407,753)
Net cash provided by (used in) financing activities	3,240,880	3,117,792
Net increase (decrease) in cash	(9,425)	31,754
Cash at beginning of period	58,077	-
Cash at end of period	$ 48,652	$ 31,754
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 264,781	$ 38,811
Income taxes	289	1,063
Noncash investing and financing activities
Transfers of fixed assets to other assets	$ (29,808)	$ (290,905)
Transfers of other assets to fixed assets	30,969	97,033
Common stock issued for interest expense	-	13,671
Common stock warrants issued for interest expense	-	13,626

The accompanying notes are an integral part of these financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. ("NBO" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2003 included in the Company's Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of June 30, 2004, its results of operations for the three months and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the period ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

NOTE B - LIQUIDITY

The Company has incurred net losses and historically incurred negative cash flows from operating activities. During the six months ended June 30, 2004, the Company used more cash than it generated from operations of ($3,228,418). At June 30, 2004 the Company had a deficit in working capital of $8,290,621. The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the three months ended June 30, 2004, the Company entered into financing agreements that provided the Company with an additional $1,500,000 it can use at its discretion for operations. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2004. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $3,592,000 at June 30, 2004. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates/cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates/cards are considered breakage/estimated breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates. Amounts considered to be unredeemed gift certificates/cards ("breakage") by expiration or legal statute of limitation are recorded as income, and that dollar amount is removed from gift certificates/cards payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates/cards ("estimated breakage") based on Company historical breakage data are not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash upon issuance of the gift certificate/card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, gift certificates/cards payable is reduced by a corresponding amount.

NOTE D - INVENTORY

Inventory consists of only gift certificates purchased from third party retailers. Gift certificates are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - EQUITY

During the six month period ended June 30, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

During the six month period ended June 30, 2004 the Company issued 155,111 shares of common stock in exchange for the exercise of 456,205 Class B warrants in a cashless exercise of the warrants.

During the six month period ended June 30, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,558 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

On April 5, 2004, after approval by the Board of Directors, the Company submitted Articles of Amendment of the Articles of Incorporation to the State of Maryland to increase the total number of shares of common stock that the corporation is authorized to issue to 50,000,000 with a $0.0005 par value per share, pursuant to a change expressly authorized by Section 2-105(a)(12) of the Maryland General Corporation Law, duly made without action by the stockholders.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss - as reported	$(929,142)	$(2,215,869)	$(2,381,803)	$(4,279,366)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-
	$(929,142)	$(2,215,869)	$(2,381,803)	$(4,279,366)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,894)	(46,854)	(49,789)	(50,786)

Net loss - pro forma	$(954,036)	$(2,262,723)	$(2,431,592)	$(4,330,152)

Loss per share - as reported	$(0.06)	$(0.14)	$(0.14)	$(0.26)

Loss per share - pro forma	$(0.06)	$(0.14)	$(0.14)	$(0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2004	2003

Expected dividend yield	-	-
Expected price volatility	27.65%	29.44%
Risk-free interest rate	4.63%	2.87%
Expected life of options	10	10

The weighted average fair value of options granted during the three months ended June 30, 2004 and 2003 are $ 5.50, $5.50, and $ - and $ -  per share, respectively.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - LOSS PER COMMON SHARE

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss per common share - basic and diluted
Net loss available to common shareholders	$(929,142)	$(2,215,869)	$(2,381,803)	$(4,279,366)
Dividends on preferred stock	-	-	-	-
Net loss available to common shareholders	$(929,142)	$(2,215,869)	$(2,381,803)	$(4,279,366)

Common shares outstanding during the entire period	16,336,332	16,621,379	16,317,661	16,586,960
Weighted average common shares issued during the period	136,668	(243,379)	169,339	(208,960)
Weighted average number of common shares used in basic EPS	16,473,000	16,378,000	16,487,000	16,378,000
Dilutive effect of stock options, warrants, and convertible preferred stock	-	-	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	16,473,000	16,378,000	16,487,000	16,378,000

All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three and six month periods ended June 30, 2004 and 2003.

For the six month periods ended June 30, 2004 and 2003, the Company had 6,248,853 and 6,935,810 potentially dilutive shares of common stock, respectively, not included in the computation of diluted loss per share because of the anti-dilutive effect.

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

On February 13, 2004, Thomas Ripperda, et al, filed an action in Illinois State Court in St. Clair County, Illinois, against the Company in connection with gift cards sold at the St. Clair Square Mall in St. Clair County, Illinois. The plaintiff's complaint seeks to establish a class action. However, as of this date, the plaintiff has not moved to certify a class. The complaint alleged that the term "valid thru" appearing on the face of the gift card next to the expiration date of the gift card is misleading. The plaintiff seeks a return of all administrative fees charged against his gift card prior to the "valid thru" date. If a class were certified, then the plaintiff would seek to recover similar fees with respect to all gift cards that the Company sold.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

Under the terms and conditions of the gift cards and the gift card program, the Company disclosed it may charge an administrative fee against a gift card if the gift card is not used within 90 days from the date of purchase. The "valid thru" date is typically between 12 months and 18 months after the date the gift card is purchased. In some cases, the administrative fee reduces the amount of the gift card prior to the "valid thru" date on the card. The Company disclosed the charge of an administrative fee on the back side of the gift card and again in the written terms and conditions that are distributed to customers when they purchase the gift cards. The Company also disclosed that a gift card may be renewed after the "valid thru" date with the payment of a renewal fee.

The Company removed the lawsuit to federal court in the Southern District of Illinois and also moved to dismiss the lawsuit. The plaintiff has filed an opposition to the Company's motion. The District Court has not yet ruled on the Company's motion. If the District Court does not grant the Company's motion, the Company expects the plaintiff to move for a remand of the case to the Illinois State Court and then move to certify a class as plaintiffs consisting of those gift card purchasers or holders with respect to whom the Company charged an administrative fee prior to the "valid thru" date.

Not withstanding the foregoing, the Company is not a party to any other material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three and six month periods ended June 30, 2004 and compares these periods with the same periods of the previous year. In addition, this discussion describes the significant changes in the financial condition of the Company at June 30, 2004 as compared to December 31, 2003, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in the Company's Form 10-KSB/A for the period ended December 31, 2003.

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

The Company experienced an increase in the face amount of gift certificates and gift cards sold/issued of 46.1% or $4,276,545 to $13,551,767 from $9,275,222 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced an increase in the face amount of gift certificates and gift cards sold/issued of 42.6% or $6,379,655 to $21,368,820 from $14,989,165 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively.

Revenues and Other Income

The Company experienced an increase in total revenues and other income of 80.3% or $1,112,232 to $2,496,886 from $1,384,654 in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, respectively. The Company experienced an increase in total revenues and other income of 118.2% or $2,272,630 to $4,195,564 from $1,922,934 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. The increases are due primarily to an increase in the sale of third party gift certificates/cards, merchant fees earned from retailers and fees earned from customers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, provides Call Center and Internet fulfillment on those third party gift certificate/card orders, and purchases scrip certificates and scrip cards for resale in the Children's Heroes fundraising channel. The sale of third party gift certificates/cards increased 127.4% or $867,944 to $1,549,146 from $681,202 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The sale of third party gift certificates/cards increased 144.8% or $1,667,865 to $2,819,909 from $1,152,044 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively.

The Company owns the merchant accounts for all of the malls in which it does business and a majority of the merchant accounts for its fulfillment business. In some cases, particularly in mature executed contracts, the merchant fees charged to consumers for the purchase of a gift certificate or gift card are passed through to the developer at cost. In other cases, particularly in newly executed contracts, the Company marks up the merchant fees to cover issuance costs. Merchant fees earned from retailers increased 70.7% or $148,251 to $357,850 from $209,599 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. Merchant fees earned from retailers increased 51.5% or $197,944 to $582,585 from $384,641 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively.

The Company experienced an increase in fees earned from customers of 301.9% or $229,451 to $305,452 from $76,001 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced an increase in fees earned from customers of 310.7% or $324,179 to $428,530 from $104,351 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. This increase is due primarily to the Company realizing gift card maintenance fees and expiration fees from gift card sales in prior periods. The Company expects these fees to increase as more malls are converted from paper gift certificates to stored value gift cards.

The Company has compiled detailed records of redemption and fee patterns in relation to use of the gift cards since the inception of sales in October 2001. With that empirical data, the Company is able to make reliable estimates of the amount of future revenue to be collected by the Company from gift card sales to date. The revenue from maintenance fees and expiration fees is deferred for a time period contractually agreed upon by the Company and the mall operator. The Company anticipates the following revenue in the future periods listed from gift card fees based on gift card sales from inception through June 30, 2004:

Estimated Gift Card Fee Revenue Based on Sales Through 06/30/04 for the Quarter Ending
9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006
$ 353,000	$ 282,000	$ 221,000	$ 138,000	$ 180,000	$ 69,000	$ 78,000
Cumulative
$ 353,000	$ 635,000	$ 856,000	$ 994,000	$ 1,174,000	$ 1,243,000	$ 1,321,000

The Company has compiled detailed records of redemption patterns in relation to gift certificates since the inception of sales in October 1998. With that empirical data, the Company is able to make reliable estimates of the amount of future income to be collected by the Company from gift certificate sales to date. The income from expired, unredeemed/unredeemable gift certificates ("breakage") is deferred between 1 year and 3 years. Gift certificate breakage income is recognized when the gift certificate expires, or where no expiration date exists (based on applicable state laws), upon the expiration of the legal statute of limitations per the Company's revenue recognition policy. The Company anticipates the following income in the future periods listed from gift certificates based on gift certificate sales from inception through June 30, 2004:

Estimated Gift Certificate Breakage for the Quarter Ending
9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007
$ 130,000	$ 1,404,000	$ 245,000	$ 401,000	$ 33,000	$ 192,000	$ 31,000	$ 55,000	$ 33,000	$ 197,000	$ 28,000	$ 52,000
Cumulative
$ 130,000	$ 1,534,000	$ 1,779,000	$ 2,180,000	$ 2,213,000	$ 2,405,000	$ 2,436,000	$ 2,491,000	$ 2,524,000	$ 2,721,000	$2,749,000	$2,801,000

Cost of Revenues and Other Income

The Company experienced an increase in the total cost of revenues and other income of 99.0% or $994,666 to $1,999,647 from $1,004,981 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced an increase in the total cost of revenues and other income of 102.0% or $1,887,644 to $3,738,795 from $1,851,151 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. This increase in the amount of cost of revenues is due to the increase in the sale of third party gift certificates and gift cards.

The Company experienced an increase in the cost of third party gift certificates/cards of 132.4% or $815,277 to $1,431,230 from $615,953 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced an increase in the cost of third party gift certificates/cards of 138.2% or $1,507,229 to $2,597,822 from $1,090,593 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates/cards.

The Company experienced an increase in gross profits of 31.0% or $117,566 to $497,239 from $379,673 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced an increase in gross profits of 536.3% or $384,986 to $456,769 from $71,783 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively.

Gross margins decreased to 19.9% from 27.4% in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. However, gross margins increased to 10.9% from 3.7% in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively.

Operating Expenses

The Company experienced a decrease in total selling, general and administrative expenses of 49.7% or $1,259,070 to $1,273,209 from $2,532,279 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced a decrease in total selling, general and administrative expenses of 35.5% or $1,413,700 to $2,567,214 from $3,980,914 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. The decrease is attributable mainly to the elimination in the three and six month periods ended June 30, 2004 of non-qualified stock option expenses, whereas $1,250,000 in non-qualified stock option expense were recorded in the three and six month periods ended June 30, 2003. Material reductions in personnel and office expense also contributed to the decrease in selling, general and administrative expenses as detailed below.

The Company experienced a decrease in personnel expense of 18.0% or $159,665 to $729,484 from $889,149 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced a decrease in personnel expense of 11.7% or $213,275 to $1,614,439 from $1,827,714 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. The decrease in cost is related primarily to normal attrition and the absorption of responsibilities by remaining employees, achieved through technological advances and efficiencies of scale.

The Company experienced a decrease in total operating expenses of 7.5% or $264,404 to $3,272,856 from $3,537,260 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced an increase in total operating expenses of 8.1% or $473,944 to $6,306,009 from $5,832,065 in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. The increase is attributable mainly to the increase in cost of revenues and other income as described above, which are related to the seasonality of the Company's business and is not indicative of the expected full fiscal year results of operations.

The Company's operating expenses exceeded revenues and other income in the three-month periods ended March 31, 2004 and 2003, respectively. However, the Company experienced a decrease in operating losses of 64.0% or $1,376,636 to ($775,970) from ($2,152,606) in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company experienced a decrease in operating losses of 46.0% or $1,798,686 to ($2,110,445) from ($3,909,131) in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. The decrease is attributable mainly to the increase in gross profits as described above as well as the reduction in selling, general and administrative expenses as described above.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues and other income, excluding deferred revenue and other income as described above. In addition, the Company's operating activities have used cash rather than provided cash, again, excluding deferred revenue and other income as described above. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of June 30, 2004 was ($32,555,563). The Company's net losses decreased by 58.1% or $1,286,727 to ($929,142) from ($2,215,869) in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, respectively. The Company's net losses decreased by 44.3% or $1,897,563 to ($2,381,803) from ($4,279,366) in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, respectively. The Company's current liabilities exceed its current assets by $8,290,621 as of June 30, 2004.

The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the period ended June 30, 2004, the Company entered into a financing agreement that provides the Company with an additional $1,500,000 it can use at its discretion for operations. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2004. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

Liquidity and Financing Arrangements

On June 24, 2004, the Company executed three promissory notes with stockholders in the amount of $500,000 each to fund additional operations.

During the six month period ended June 30, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

During the six month period ended June 30, 2004 the Company issued 155,111 shares of common stock in exchange for the exercise of 456,205 Class B warrants in a cashless exercise of the warrants.

During the six month period ended June 30, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,558 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

On April 5, 2004, after approval by the Board of Directors, the Company submitted Articles of Amendment of the Articles of Incorporation to the State of Maryland to increase the total number of shares of common stock that the corporation is authorized to issue to 50,000,000 with a $0.0005 par value per share, pursuant to a change expressly authorized by Section 2-105(a)(12) of the Maryland General Corporation Law, duly made without action by the stockholders.

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

Keith A. Guevara who serves as NBO Systems, Inc. chief executive officer and Christopher Foley who serves as NBO Systems, Inc. chief financial officer, after evaluating the effectiveness of NBO Systems, Inc. disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, NBO Systems, Inc. disclosure controls and procedures were adequate and effective to ensure that material information relating to NBO Systems, Inc. would be made known to them by others within company, particularly during the period in which this quarterly report was being prepared.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 13, 2004, Thomas Ripperda, et al, filed an action in Illinois State Court in St. Clair County, Illinois, against the Company in connection with gift cards sold at the St. Clair Square Mall in St. Clair County, Illinois. The plaintiff's complaint seeks to establish a class action. However, as of this date, the plaintiff has not moved to certify a class. The complaint alleged that the term "valid thru" appearing on the face of the gift card next to the expiration date of the gift card is misleading. The plaintiff seeks a return of all administrative fees charged against his gift card prior to the "valid thru" date. If a class were certified, then the plaintiff would seek to recover similar fees with respect to all gift cards that the Company sold.

Under the terms and conditions of the gift cards and the gift card program, the Company disclosed it may charge an administrative fee against a gift card if the gift card is not used within 90 days from the date of purchase. The "valid thru" date is typically between 12 months and 18 months after the date the gift card is purchased. In some cases, the administrative fee reduces the amount of the gift card prior to the "valid thru" date on the card. The Company disclosed the charge of an administrative fee on the back side of the gift card and again in the written terms and conditions that are distributed to customers when they purchase the gift cards. The Company also disclosed that a gift card may be renewed after the "valid thru" date with the payment of a renewal fee.

The Company removed the lawsuit to federal court in the Southern District of Illinois and also moved to dismiss the lawsuit. The plaintiff has filed an opposition to the Company's motion. The District Court has not yet ruled on the Company's motion. If the District Court does not grant the Company's motion, the Company expects the plaintiff to move for a remand of the case to the Illinois State Court and then move to certify a class as plaintiffs consisting of those gift card purchasers or holders with respect to whom the Company charged an administrative fee prior to the "valid thru" date.

Not withstanding the foregoing, the Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 2. Changes in Securities

During the six month period ended June 30, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

During the six month period ended June 30, 2004 the Company issued 155,111 shares of common stock in exchange for the exercise of 456,205 Class B warrants in a cashless exercise of the warrants.

During the six month period ended June 30, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,558 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

On April 5, 2004, after approval by the Board of Directors, the Company submitted Articles of Amendment of the Articles of Incorporation to the State of Maryland to increase the total number of shares of common stock that the corporation is authorized to issue to 50,000,000 with a $0.0005 par value per share, pursuant to a change expressly authorized by Section 2-105(a)(12) of the Maryland General Corporation Law, duly made without action by the stockholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2004 the Company conducted its Annual Shareholder Meeting. The following matters were both presented to and ratified by a majority vote of the shareholders of the Company's common stock:

a. Keith A. Guevara, Christopher P. Foley and Andrew Boyd-Jones were elected to serve on the Company's Board of Directors until the 2005 Annual Meeting of Shareholders or until their successors are duly elected and qualified;

b. The appointment of Tanner + Co. as the independent accountants of the Company for the fiscal year ending December 31, 2004; and

c. Amendment to the NBO Systems, Inc. 1997 Stock Option Plan including an increase of 5,312,500 shares of commons stock reserved for issuance thereunder.

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

NBO Systems, INC.

By     /s/

        Keith A. Guevara                                                                                                                     August 15, 2004

        Chairman/President/CEO

        /s/

        Christopher Foley                                                                                                                   August 15, 2004

        Director, Chief Financial Officer

        /s/

        Kent Jasperson                                                                                                                       August 15, 2004

        Secretary/Treasurer, Chief Accounting Officer