Form 10QSB
period 2004-09-30
NBO SYSTEMS  INC
filed 2004-11-15
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

As of November 15, 2004, the number of shares outstanding of the registrant's only class of common stock was 16,616,443.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NBO Systems, Inc.

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash	$ 42,669	$ 58,077
Restricted cash	4,905,230	25,410,674
Accounts receivable, net of allowance for uncollectible accounts
of $5,000 at September 30, 2004 and $5,844 at December 31, 2003	112,800	857,200
Inventory	201,388	315,823
Prepaid expenses	66,728	27,018
Employee advances	2,785	3,078
Total current assets	5,331,600	26,671,870
PROPERTY AND EQUIPMENT, NET	607,874	875,182
OTHER ASSETS
Trademarks, net	3,428	-
Deposits and reserves	680,849	727,965
Other assets	105,335	109,696
	789,612	837,661
	$ 6,729,086	$ 28,384,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	$ 9,584,249	$ 29,108,106
Accounts payable	779,166	2,173,637
Accrued liabilities	1,055,559	1,362,270
Notes to stockholders	2,900,750	271,399
Notes to officer	345,918	-
Total current liabilities	14,665,642	32,915,412
LONG-TERM LIABILITIES
Long-term notes to stockholders	2,000,000	1,025,000
Notes to officer	-	368,000
Total liabilities	16,665,642	34,308,412
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 71,670 and 65,155 shares issued and outstanding at September 30, 2004 and December 31, 2003; redemption value $2.20 per share	71,670	65,155
Common stock, par value $0.0005; authorized 50,000,000 shares; 16,491,443 and 16,317,661 shares issued and outstanding at September 30, 2004 and December 31, 2003	8,246	8,159
Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	24,369,301	24,194,647
Accumulated deficit	(34,367,873)	(30,173,760)
Total stockholders' deficit	(9,936,556)	(5,923,699)
	$ 6,729,086	$ 28,384,713

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues and other income
Sale of third party gift certificates/cards	$ 1,213,725	$ 670,410	$ 4,033,634	$ 1,822,454
Merchant fees earned from retailers	142,223	157,345	724,808	541,986
Fees earned from customers	(94,933)	137,616	333,597	241,967
Postage and handling	54,212	39,754	196,747	134,456
Equipment and software income	8,200	40,650	49,250	59,586
Interest on restricted cash	13,008	6,904	27,585	29,418
Lease revenue	-	-	-	12,925
Gift certificate breakage	101,034	145,300	267,411	278,121
Total revenues and other income	1,437,469	1,197,979	5,633,032	3,120,913
Operating expenses
Cost of revenues and other income
Third party gift certificates/cards	1,156,701	611,451	3,754,522	1,702,044
Merchant fees and charges	279,461	237,594	931,192	805,468
Rebates	50,355	18,442	242,441	42,756
Gift card and gift certificate stock	31,920	23,188	150,008	68,185
Postage and handling	36,021	24,138	150,601	78,521
Credit card enrollment fees	30,160	30,271	90,507	90,394
Other	7,941	20,032	12,082	28,899
Total cost of revenues and other income	1,592,559	965,116	5,331,353	2,816,267
Selling, general and administrative expenses
Personnel	889,875	766,335	2,504,314	2,594,049
Legal and accounting	25,304	36,417	319,697	95,315
Depreciation and amortization	84,592	86,216	264,322	256,707
Office	75,003	89,660	253,354	304,899
Rent	84,100	81,761	252,879	250,047
Travel, meals and entertainment	30,699	34,177	105,562	138,399
Other	39,275	23,328	88,095	148,678
Consultants	3,595	12,600	11,436	73,314
Non-qualified stock options	-	-	-	1,250,000
Total selling, general and administrative expenses	1,232,443	1,130,494	3,799,659	5,111,408
Total operating expenses	2,825,002	2,095,610	9,131,012	7,927,675
Operating loss	(1,387,533)	(897,631)	(3,497,980)	(4,806,762)
Non-operating income (expense)
Interest expense	(270,261)	(71,329)	(515,621)	(199,580)
Gain (loss) on disposal of assets, and property & equip.	(43,163)	(17,057)	(69,970)	(262,096)
Interest income	126	252	317	2,167
Other income, net	10,678	196	11,297	1,336
Total non-operating expense	(302,620)	(87,938)	(573,977)	(458,173)
Loss before income taxes	(1,690,153)	(985,569)	(4,071,957)	(5,264,935)
Income tax benefit	-	-	-	-
NET LOSS	(1,690,153)	(985,569)	(4,071,957)	(5,264,935)
Dividends on preferred stock	(122,156)	(111,076)	(122,156)	(111,076)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (1,812,309)	$ (1,096,645)	$ (4,194,113)	$ (5,376,011)
Net loss per common share - basic and diluted	$ (0.11)	$ (0.07)	$ (0.25)	$ (0.33)

Weighted-average number of common
shares outstanding - basic and diluted	16,491,000	16,314,000	16,489,000	16,346,000

The accompanying notes are an integral part of these financial statements.

NBO Systems, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2004	2003
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss	$ (4,071,957)	$ (5,264,935)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	264,322	256,707
Loss on disposal of other assets and property and equipment	69,970	262,096
Common stock options and warrants issued for services and comp.	-	1,250,000
Common stock warrants issued for interest	6,644	46,586
Common stock issued for services	-	9,600
Common stock issued as payment of interest	3,558	39,200
Bad debt expense	8,963	21,385
Changes in assets and liabilities
Accounts receivable	735,437	267,495
Employee advances	293	(28,566)
Inventory	114,435	(121,980)
Prepaid expenses and other assets	(32,239)	57,893
Accounts payable	(1,394,469)	(893,949)
Accrued liabilities	(163,105)	107,377
Total adjustments	(386,191)	1,273,844
Net cash used in operating activities	(4,458,148)	(3,991,091)
Cash flows used in investing activities
Purchase of property and equipment	(46,213)	(126,894)
Proceeds from sale of property, equipment and other assets	19,805	800
Net cash used in investing activities	(26,408)	(126,094)
Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank	-	449,962
Increase (decrease) in advances on restricted cash	981,587	3,433,499
Principal payments on long-term obligations	-	(275,000)
Proceeds from sale of common stock	-	124,005
Payments on notes to officer	(22,082)	-
Proceeds from notes to stockholders	3,531,392	1,050,000
Principal payments on notes to stockholders	(21,749)	(454,323)
Net cash provided by financing activities	4,469,148	4,328,143
Net increase (decrease) in cash	(15,408)	210,958
Cash at beginning of period	58,077	-
Cash at end of period	$ 42,669	$ 210,958
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 519,061	$ 67,241
Income taxes	2,990	1,593
Noncash investing and financing activities
Transfers of fixed assets to other assets	$ (29,808)	$ (302,867)
Transfers of other assets to fixed assets	35,229	97,106
Common stock issued for interest expense	-	25,528
Common stock warrants issued for interest expense	-	24,792
Preferred stock dividend	122,156	11,076
Stock issued for note payable to stockholders	48,898	-

The accompanying notes are an integral part of these financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. ("NBO" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2003 included in the Company's Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of September 30, 2004, its results of operations for the three months and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the periods ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

NOTE B - LIQUIDITY

The Company has incurred net losses and historically incurred negative cash flows from operating activities. During the nine months ended September 30, 2004, the Company used more cash than it generated from operations of ($4,458,148). At September 30, 2004 the Company had a deficit in working capital of $9,334,042. The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the three months ended September 30, 2004, the Company entered into financing agreements that provided the Company with an additional $1,000,000 it can use at its discretion for operations. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses by implementing a hiring freeze unless absolutely essential to the Company's operations, along with a reduction in workforce through normal attrition. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2004. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $1,999,900 at September 30, 2004. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates/cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates/cards are considered breakage/estimated breakage, whether by expiration, legal statute of limitation, or based on the accumulation of sufficient historical breakage data upon which to make reliable estimates. Amounts considered to be unredeemed gift certificates/cards ("breakage") by expiration or legal statute of limitation are recorded as income, and that dollar amount is removed from gift certificates/cards payable. A corresponding amount is removed from restricted cash and recorded as unrestricted cash. Amounts considered to be estimated unredeemed gift certificates/cards ("estimated breakage") based on Company historical breakage data are not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage up to but not exceeding the estimated breakage total from restricted cash to unrestricted cash upon issuance of the gift certificate/card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, gift certificates/cards payable is reduced by a corresponding amount.

NOTE D - INVENTORY

Inventory consists of only gift certificates purchased from third party retailers. Gift certificates are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - EQUITY

During the nine month period ended September 30, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

During the nine month period ended September 30, 2004 the Company issued 155,111 shares of common stock in exchange for the exercise of 456,205 Class B warrants in a cashless exercise of the warrants.

During the nine month period ended September 30, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,558 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the nine month period ended September 30, 2004 the Company issued 30,000 warrants in the amount of $6,644 to purchase shares of common stock at $5.50 per share for interest according to terms of notes payable. The note holders are also shareholders and accredited investors. The warrants expire 24 months after an initial public offering of the Company's common stock.

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

NOTE F - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been changed by the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss available to common shareholders - as reported	$(1,812,309)	$(1,096,645)	$(4,194,113)	$ (5,376,011)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-
	$(1,812,309)	$(1,096,645)	$(4,194,113)	$(5,376,011)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23,669)	46,854)	(71,008)	(76,179)

Net loss available to common shareholders - pro forma	$(1,835,978)	$(1,143,499)	$(4,265,121)	$(5,452,190)

Loss per share - as reported	$(.11)	$(.07)	$(.25)	$(.33)

Loss per share - pro forma	$(.11)	$(.07)	$(.26)	$(.33)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2004	2003
Expected dividend yield	-	-
Expected price volatility	27.19%	29.35%
Risk-free interest rate	4.14%	3.96%
Expected life of options	10	10

The weighted average fair value of options granted during the three months and nine months ended September 30, 2004 and 2003 are $ -, $ - , $5.50 and $5.50 per share, respectively.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - LOSS PER COMMON SHARE

Weighted average common shares outstanding, assuming dilution, would normally include the incremental shares that would be issued upon the assumed exercise of stock options and warrants.

All stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted loss per share because their inclusion would have been anti-dilutive for the three and nine month periods ended September 30, 2004 and 2003.

For the nine month periods ended September 30, 2004 and 2003, the Company had 6,409,385 and 6,971,511 potentially dilutive shares of common stock, respectively, not included in the computation of diluted loss per share because of the anti-dilutive effect. These options and warrants could be dilutive in the future.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

The lawsuit is currently in state court in St. Clair County, Illinois. The Company has filed a motion to dismiss, but the plaintiffs have not yet filed an opposition. The Parties are conducting discovery.

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

NOTE I - SUBSEQUENT EVENTS

In October 2004, the Company executed two promissory notes with stockholders in the amount of $100,000 each to fund additional operations.

In October 2004, the Company sold 125,000 shares of common stock at $4.00 per share to an existing accredited shareholder to fund additional operations. A private placement memorandum was not required and no offering costs were incurred.

In October 2004, the Company entered into a letter agreement with an investment-banking firm to act as financial advisor and lead underwriter for an initial public offering of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three and nine month periods ended September 30, 2004 and compares these periods with the same periods of the previous year. In addition, this discussion describes the significant changes in the financial condition of the Company at September 30, 2004 as compared to December 31, 2003, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in the Company's Form 10-KSB/A for the period ended December 31, 2003.

Overview

The Company's primary business model is comprised of three revenue channels. The most mature revenue channel is the mall channel, which provides comprehensive gift certificate and gift card programs to shopping mall managers and non-mall retailers. The Company provides shopping mall managers with a gift certificate/gift card product that is accepted and redeemable at all mall stores and administers the entire program including accounting, banking, and complying with escheatment regulations. The shopping mall program was initiated in October of 1998 and currently includes malls managed by multiple developers in various states across the nation. Secondly, the Company provides all Call Center and Internet Fulfillment of gift certificates/cards for ValueLink clients, a subsidiary of First Data Corp, and Darden Restaurants, Inc. ("Darden"), a subsidiary of General Mills Restaurant, Inc., (GMRI). Darden restaurant concepts include over 1,100 Red Lobster, Olive Garden, Bahama Breeze, and Smokey Bones restaurants in North America. The Company is currently soliciting, negotiating, and finalizing additional business relationships with other national retail chains and retail outlets that typically have store locations in malls and shopping districts across the United States. Finally, the Company implemented the Children's Heroes fundraising channel using traditional scrip products in calendar year 2003. The Company is currently developing and testing the Community Scrip Card ("CSC") for pilot testing in the fourth quarter of this year. The Company intends to distribute the CSC through licensing and distributor agreements with existing traditional scrip companies.

Results of Operations

Sale/Issuance of Gift Certificates and Gift Cards

The following is included because the Company derives the majority of its revenues from the activities associated with the issuance of gift certificates and gift cards. The following figures are included for informational purposes only and are not included in the Company's condensed statements of operations.

The Company experienced an increase in the face amount of gift certificates and gift cards sold/issued of 1.7% or $104,698 to $6,142,043 from $6,037,345 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. The Company experienced an increase in the face amount of gift certificates and gift cards sold/issued of 30.8% or $6,484,413 to $27,510,863 from $21,026,450 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively.

Revenues and Other Income

The Company experienced an increase in total revenues and other income of 20.0% or $239,490 to $1,437,469 from $1,197,979 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. The Company experienced an increase in total revenues and other income of 80.5% or $2,512,119 to $5,633,032 from $3,120,913 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. The increases are due primarily to an increase in the sale of third party gift certificates/cards, and merchant fees earned from retailers as described below.

The Company purchases and sells third party retailer gift certificates and gift cards, primarily Darden and ValueLink clients, provides Call Center and Internet fulfillment on those third party gift certificate/card orders, and purchases scrip certificates and scrip cards for resale in the Children's Heroes fundraising channel. The sale of third party gift certificates/cards increased 81.0% or $543,315 to $1,213,725 from $670,410 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. The sale of third party gift certificates/cards increased 121.3% or $2,211,180 to $4,033,634 from $1,822,454 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively.

Merchant fees earned from retailers decreased 9.6% or $15,122 to $142,223 from $157,345 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. Merchant fees earned from retailers increased

33.7% or $182,822 to $724,808 from $541,986 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. The Company owns the merchant accounts for all of the malls in which it does business and a majority of the merchant accounts for its fulfillment business. In some cases, particularly in mature executed contracts, the merchant fees charged to consumers for the purchase of a gift certificate or gift card are passed through to the developer at cost. In other cases, particularly in newly executed contracts, the Company marks up the merchant fees to cover issuance costs.

The Company has compiled detailed records of redemption and fee patterns in relation to use of the gift cards since the inception of sales in October 2001. With that empirical data, the Company is able to make reliable estimates of the amount of future revenue to be collected by the Company from gift card sales to date. The recognition of revenue from maintenance fees and expiration fees is deferred for a time period contractually agreed upon by the Company and the mall operator. The Company anticipates the following revenue in the future periods listed from gift card fees based on gift card sales from inception through September 30, 2004:

Estimated Gift Card Fee Revenue Based on Sales Through 06/30/04 for the Quarter Ending
9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006
$ 353,000	$ 282,000	$ 280,000	$ 197,000	$ 216,000	$ 90,000	$ 104,000
Cumulative
$ 353,000	$ 635,000	$ 915,000	$ 1,112,000	$ 1,328,000	$ 1,418,000	$ 1,522,000

The Company has compiled detailed records of redemption patterns in relation to gift certificates since the inception of sales in October 1998. With that empirical data, the Company is able to make reliable estimates of the amount of future income to be collected by the Company from gift certificate sales to date. The income from expired, unredeemed/unredeemable gift certificates ("breakage") is deferred between 1 year and 3 years. Gift certificate breakage income is recognized when the gift certificate expires, or where no expiration date exists (based on applicable state laws), upon the expiration of the legal statute of limitations per the Company's revenue recognition policy. The Company anticipates the following income in the future periods listed from gift certificates based on gift certificate sales from inception through September 30, 2004:

Estimated Gift Certificate Breakage for the Quarter Ending
12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007
$ 1,995,000	$ 371,000	$ 394,000	$ 114,000	$ 187,000	$ 30,000	$ 54,000	$ 33,000	$ 194,000	$ 28,000	$ 52,000	$ 13,000
Cumulative
$ 1,995,000	$ 2,366,000	$ 2,760,000	$ 2,874,000	$ 3,061,000	$ 3,091,000	$ 3,145,000	$ 3,178,000	$ 3,372,000	$ 3,400,000	$ 3,452,000	$ 3,465,000

Cost of Revenues and Other Income

The Company experienced an increase in the total cost of revenues and other income of 65.0% or $627,443 to $1,592,559 from $965,116 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. The Company experienced an increase in the total cost of revenues and other income of 89.3% or $2,515,086 to $5,331,353 from $2,816,267 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. This increase in the amount of cost of revenues is due to the corresponding increase in the sale of third party gift certificates and gift cards.

The Company experienced an increase in the cost of third party gift certificates/cards of 89.2% or $545,250 to $1,156,701 from $611,451 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. The Company experienced an increase in the cost of third party gift certificates/cards of 120.6% or $2,052,478 to $3,754,522 from $1,702,044 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. This increase in cost is related primarily to the associated increase in the sale of third party gift certificates/cards.

Operating Expenses

The Company experienced an increase in total selling, general and administrative expenses of 9.0% or $101,949 to $1,232,443 from $1,130,494 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively.

The Company experienced a decrease in total selling, general and administrative expenses of 25.7% or $1,311,749 to $3,799,659 from $5,111,908 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. The decrease is attributable mainly to the elimination in the nine month period ended September 30, 2004 of non-qualified stock option expenses, whereas $1,250,000 in non-qualified stock option expense were recorded in the nine month period ended September 30, 2003.

The Company experienced an increase in total operating expenses of 34.8% or $729,392 to $2,825,002 from $2,095,610 in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. The Company experienced an increase in total operating expenses of 15.2% or $1,203,337 to $9,131,012 from $7,927,675 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. The increase is attributable mainly to the increase in cost of revenues and other income as described above, which are related to the seasonality of the Company's business and is not indicative of the expected full fiscal year results of operations.

The Company's operating expenses exceeded revenues and other income in the three-month and nine month periods ended September 30, 2004 and 2003, respectively. The Company experienced an increase in operating losses of 54.6% or $489,902 to ($1,387,533) from ($897,631) in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. However, the Company experienced a decrease in operating losses of 27.2% or $1,308,782 to ($3,497,980) from ($4,806,762) in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. The decrease is attributable mainly to the reduction in selling, general and administrative expenses as described above.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues and other income. In addition, the Company's operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception September 23, 1994) as of September 30, 2004 was ($34,367,873). The Company's net losses increased by 71.5% or $704,584 to ($1,690,153) from ($985,569) in the three months ended September 30, 2004, compared to the three months ended September 30, 2003, respectively. However, the Company's net losses decreased by 22.7% or $1,192,978 to ($4,071,957) from ($5,264,935) in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, respectively. The Company's current liabilities exceed its current assets by $9,334,042 as of September 30, 2004.

The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the period ended September 30, 2004, the Company entered into a financing agreement that provides the Company with an additional $1,000,000 it can use at its discretion for operations. The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to the operator previously absorbed by the Company; increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract; and reducing expenses. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2004. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

We are pleased to announce that on October 28, 2004, we signed a letter agreement with an investment-banking firm to act as financial advisor and lead underwriter for our initial public offering of common stock. Subject to market conditions, we expect to complete our offering in early 2005. An engagement letter is not a guarantee of an initial public offering or its success. The letter agreement does not constitute nor represent an offer of any securities for sale.

Liquidity and Financing Arrangements

During the three month period ended September 30, 2004, the Company executed two promissory notes with stockholders in the amount of $500,000 each to fund additional operations.

During the nine month period ended September 30, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

During the nine month period ended September 30, 2004 the Company issued 155,111 shares of common stock in exchange for the exercise of 456,205 Class B warrants in a cashless exercise of the warrants.

During the nine month period ended September 30, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,558 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the nine month period ended September 30, 2004 the Company issued 30,000 warrants in the amount of $6,644 to purchase shares of common stock at $5.50 per share for interest according to terms of notes payable. The note holders are also shareholders and accredited investors. The warrants expire 24 months after an initial public offering of the Company's common stock.

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

In October 2004, the Company executed two promissory notes with stockholders in the amount of $100,000 each to fund additional operations.

In October 2004, the Company sold 125,000 shares of common stock at $4.00 per share to an existing accredited shareholder to fund additional operations. A private placement memorandum was not required and no offering costs were incurred.

In October 2004, the Company entered into a letter agreement with an investment-banking firm to act as financial advisor and lead underwriter for an initial public offering of the Company's common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Keith A. Guevara who serves as the Company's chief executive officer and Christopher Foley who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was prepared.

Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

The lawsuit is currently in state court in St. Clair County, Illinois. The Company has filed a motion to dismiss, but the plaintiffs have not yet filed an opposition. The Parties are conducting discovery.

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

Item 2. Changes in Securities

During the nine month period ended September 30, 2004 the Company issued 17,782 shares of common stock in the amount of $48,898 to retire an outstanding note according to the terms of the note payable. The note holder is also a shareholder and an accredited investor.

During the nine month period ended September 30, 2004 the Company issued 155,111 shares of common stock in exchange for the exercise of 456,205 Class B warrants in a cashless exercise of the warrants.

During the nine month period ended September 30, 2004 the Company issued 889 shares of common stock for interest in the amount of $3,558 according to terms of a note payable. The note holder is also a shareholder and an accredited investor.

During the nine month period ended September 30, 2004 the Company issued 30,000 warrants in the amount of $6,644 to purchase shares of common stock at $5.50 per share for interest according to terms of notes payable. The note holders are also shareholders and accredited investors. The warrants expire 24 months after an initial public offering of the Company's common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2004 the Company conducted its Annual Shareholder Meeting. The following matters were both presented to and ratified by a majority vote of the shareholders of the Company's common stock:

a. Keith A. Guevara, Christopher P. Foley and Andrew Boyd-Jones were elected to serve on the Company's Board of Directors until the 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

b. The appointment of Tanner + Co. as the independent accountants of the Company for the fiscal year ending December 31, 2004; and

c. Amendment to the Company's 1997 Stock Option Plan, including an increase of 5,312,500 shares of commons stock reserved for issuance under the plan.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Certification, Keith A. Guevara, Chairman, President and CEO

31.2 Certification, Christopher Foley, Board Member, CFO

32 Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, INC.

By /s/

Keith A. Guevara November 15, 2004

Chairman/President/CEO

/s/

Christopher Foley November 15, 2004

Director, Chief Financial Officer

/s/

Kent Jasperson November 15, 2004

Secretary/Treasurer, Chief Accounting Officer