Form 10KSB
period 2004-12-31
NBO SYSTEMS  INC
filed 2005-03-31
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-33037

NBO SYSTEMS, INC.

STATE OF MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	55-0795927 (IRS Employer Identification Number)

3676 West California Avenue, Building D Salt Lake City, Utah (Address of Principal Executive Offices)	84104 (Zip code)

(801) 746-8000

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

Yes    X           No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues and other income for its most recent fiscal year: $12,007,468

The aggregate market value of the common stock held by non-affiliates as of March 31, 2005 was approximately $10,100,000.

As of March 31, 2005, there were 17,124,944 shares of the issuer's common stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required in Part III hereto is incorporated by reference to the issuer's definitive proxy statement relating to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes ____ No      X

NBO SYSTEMS, INC.

FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

Forward-looking Statements

This Annual Report on Form 10-KSB, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 9 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated in Utah on June 23, 1994 as Neighborhood Box Office, Inc. We changed our name to NBO Systems, Inc. on January 29, 2002 when we reincorporated in Maryland. Our principal executive offices are located at 3676 West California Avenue, Building D, Salt Lake City, Utah 84104. Our telephone number is (801) 746-8000. Our website is located at www.nbo.com. We also operate the following websites in connection with the operation of our business: www.thegiftcertificatecompany.com, www.thegiftcardcompany.com, www.giftcardbalance.com, www.myprepaidcard.info and www.childrens-heroes.com. The reference to our website addresses does not constitute incorporation by reference of the information contained on these sites and such information should not be considered to be part of this report.

We have registered the following names and logos as trademarks in the United States: "NBO Systems, Inc." "NBO," "Children's Heroes," "Freedom Prepaid Card," and Community Scrip Card." All other trademarks, service marks or trade names appearing in this report are the property of their respective owners.

We are a developer, marketer and supplier of prepaid stored-value card programs including gift cards, corporate incentive and membership reward cards, and fund-raising cards. We market our programs to mall owners/developers and operators, restaurant chains, retailers, corporate incentive providers, membership reward programs and fund-raising organizations throughout the United States. Our business historically focused primarily on mall gift certificates, mall gift cards and third party gift card order fulfillment services, which subject us to typical retail seasonality curves. We historically experience sales for the majority of our products and services in the last two months of the year, specifically the period between Thanksgiving and Christmas. We are in the process of introducing newly developed products and services that may help smooth seasonality effects and provide a more even distribution of cash flows from operating activities throughout the year.

Our primary business model is comprised of several revenue channels. The most mature revenue channel is the mall channel, which provides comprehensive gift card and gift certificate products to shopping mall managers that are accepted and redeemable at all mall retail stores. We administer the entire program including accounting, banking, reconciliation and compliance with all applicable state and federal regulations. The shopping mall program was initiated in October 1998 utilizing gift certificates only. We transitioned to gift cards in 2001. Our gift certificate and gift card programs currently include malls managed by multiple developers in various states across the nation.

Secondly, we provide all Call Center and Internet Fulfillment of gift certificates and gift cards for clients of ValueLink, a subsidiary of First Data Corp, and third-party providers of their own dedicated, closed-end gift card programs such as Darden Restaurants, Inc. ("Darden"), a subsidiary of General Mills Restaurant, Inc. ("GMRI"). We are currently soliciting, negotiating, and finalizing additional business relationships with other national restaurant chains and retail outlets that typically have store locations in or near shopping malls across the United States.

Finally, we implemented the Children's Heroes fundraising channel using traditional scrip products (discounted gift certificates used for fundraising purposes) in 2003. We developed and are currently testing the Community Scrip Card ("CSC"), a multi-merchant prepaid stored-value card used for fundraising purposes. The test is a pilot program with Great Lakes Scrip Company of Grand Rapids, Michigan that began in the fourth quarter of 2004 and will end in the first quarter of 2005. We intend to complement and revolutionize the traditional scrip fundraising industry efforts with our CSC. We plan to distribute the CSC through licensing and distributorship agreements with existing traditional scrip companies across the United States.

New business initiatives for 2005 and beyond are detailed in the sections below.

Principal Products and Services

We develop and market prepaid stored-value card programs that operate on the established payment systems operated by Visa and MasterCard (open networks) or on Discover (private dedicated networks). The cards that operate on the Visa and MasterCard payment systems are issued by national banks that are part of a national bank association and may be redeemed at any merchant that accepts Visa or MasterCard. Discover cards are issued by Discover and may be redeemed at any merchant that accepts Discover. Our products and services address several different market segments for prepaid stored-value concepts, including universal mall gift cards, corporate incentive and membership reward cards, and cards utilized in fund-raising efforts.

For consumers, prepaid stored-value cards may be better categorized as either "dedicated" or "universal" cards. Dedicated cards are typically "branded" with a retail business's name and are accepted only by that retail business at its specific retail locations. For example, the Blockbuster Entertainment gift card is a dedicated card that permits use only at Blockbuster retail locations. By contrast, multiple retail establishments accept universal cards as in the case of the shopping mall gift card.

The universal cards may operate in an open network environment, such as Visa or MasterCard, or, may be limited to multiple, specific retail establishments through the use of inclusion tables on a private dedicated network environment such as Discover. Our ability to offer customers multiple network alternatives relieves us of the costs of maintaining our own infrastructure to support card redemption processes. Additionally, our development, marketing, and fulfillment services place us in a central and neutral position among credit card associations, issuing banks and data processors. We intend to leverage this position and offer customers with opportunities to design prepaid stored-value card programs that meet their individual needs.

We continue to offer paper-based gift certificates to legacy customers, but over time, we expect that the paper-based gift certificate business will transition to card-based technology. According to Bain & Co., sales of gift cards and paper gift certificates have risen about 25% in each of the past four years, reaching an estimated $45 billion in 2003. The growing popularity of gift cards can be attributed, in part, to the convenience and flexibility provided to both purchasers and recipients. A gift card allows the purchase decision to be made by the card recipient. The card recipient, in turn, may avoid the inconvenience of exchanging or returning unwanted or duplicative merchandise.

Target Markets

Our primary target markets for our card programs consist of:

  owners and operators of shopping malls;

  consumers who prefer to shop on-line via the Internet;

  fulfillment for third-party companies that develop and manage individual retailers' dedicated card programs (i.e., programs in which the gift cards can only be redeemed in the stores of the issuing retailer or its affiliates);

  businesses and organizations that sponsor incentive and loyalty rewards programs;

  high volume retailers such as grocers, convenience stores and pharmacies; and

  the non-profit fund-raising sector, particularly K-12 and university-based educational institutions.

Shopping Mall Universal Gift Cards

Our product delivery to owners/developers and operators of shopping malls shifted from gift certificate products to gift card products in 2001. Our gift card programs may be tailored specifically to the larger owner/operators of multiple shopping malls, as well as individual, independent shopping malls.

A universal mall gift card issued on an open network environment, such as Visa or MasterCard, may be used at a specific shopping mall (or a group of specific shopping malls) and would be valid at any store within the shopping mall, as well as any retail establishment that accepts Visa or MasterCard.

A universal gift card issued on a private dedicated network environment, such as Discover, would be valid only at specific retailers identified in a group, such as retail stores in a specific mall, through the use of inclusion tables, who accept Discover as a payment type for merchandise or services.

Virtual Malls

Our experience indicates that about 25% of mall gift card redemption activity occurs outside of the shopping mall that sold the mall gift card. This phenomenon is commonly referred to in the industry as "leakage." Leakage is applicable to mall gift cards sold on the VISA or MasterCard networks only, as the Visa or MasterCard logos on the face of the card indicates to the retailer that the card may be accepted at anywhere VISA or MasterCard are accepted. Leakage is not applicable to mall gift cards sold on the Discover platform because Discover uses inclusion tables to restrict the redemption activity of the card to only those merchants located in the mall property. We believe that leakage percentages will increase as consumers recognize their ability to redeem cards at merchant locations outside the particular shopping mall property where the mall gift card was sold.

Leakage decreases the mall's customer traffic and ultimately the mall's sales volume. Opportunity arises when recipients of mall gift cards are unable to find the merchandise that they seek at that particular brick-and-mortar mall location, or when they prefer to shop on-line via the Internet, versus making a trip to the actual mall location. Our Virtual Mall website provides a solution to these challenges. A customized Virtual Mall website is established to complement the sales efforts of each brick-and-mortar mall location. Shoppers may access the Virtual Mall either through the mall's website or our own website.

Our Virtual Mall fulfillment partners receive merchandise in bulk, or are able to ship merchandise to shoppers directly from the manufacturer. This greatly reduces the inventory handling costs and enables us to offer the same, high quality merchandise offered at the shopping mall, or elsewhere on the Internet, at discounts to the retail price offered at the physical mall location. In most instances, shipping to the shopper is free of charge, except for very large items.

To incentivize the mall to promote the Virtual Mall, we pay a commission to the mall on all virtual mall sales. Mall owners/operators receive a benefit in the form of a commission, whereas they received no benefit before due to leakage.

For mall gift cards issued on the Discover platform, the Virtual Mall is included as one of the participating merchants in the inclusion tables set up.

In February 2005, we established an agreement with i-Carrots, a leading provider of Internet retail services, as the engine behind our Virtual Mall. i-Carrots has direct relationships with the manufacturers of a broad range of consumer merchandise, ranging from consumer electronics to apparel to jewelry. i-Carrots also has a network of distribution centers to handle order fulfillment. Glimcher Properties, our largest shopping mall customer, has agreed to implement the Virtual Mall in connection with the gift card programs in Glimcher's shopping malls.

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. In the fourth quarter of 2004, we added 20 new ValueLink clients to our dedicated closed network card order fulfillment program, bringing the total number of ValueLink clients to 29.

Corporate Incentive and Membership Reward Cards

In September 2004, we developed a multi-merchant prepaid stored-value card program. During the development process subsequent to marketing efforts, we entered into agreements with over 180 national and regional retail merchants (i.e., Lowe's Home Improvement Centers, Circuit City and Dillard's) having in excess of 35,000 brick and mortar retail consumer locations, in addition to the merchant's online retail operations. Each of the participating merchants provides us with rebates, varying from 3%-30%, whenever the multi-merchant card is presented for redemption at their merchant locations.

Sponsors of corporate incentive and membership rewards programs are making increasing use of prepaid stored-value cards. For businesses, prepaid stored-value cards may be in the form of incentive and reward cards given to employees for achieving specific goals or other general purposes. Our target customers for these cards are third-party providers of incentive, promotion and loyalty programs for a wide variety of entities, including financial institutions, subscription-based services and membership clubs.

For example, a membership reward card may be given to a member or customer of a business who satisfies the criteria of a particular program. Once these incentive and membership rewards cards are distributed by the sponsors, they function in the same manner as dedicated or universal gift cards.

We contract with program sponsors and administrators to provide the prepaid stored-value cards and associated administration of the cards as an important component of the overall corporate incentive and membership rewards programs. By using our prepaid stored-value cards, program sponsors are not required to maintain and manage the distribution of any inventory of goods, or the process to track the redemption of incentive or reward systems. Instead, the program sponsor simply distributes the cards to the recipients, thereby relieving the sponsor of much of the logistical time and cost of the traditional incentive and membership rewards programs.

In November 2004, we established an agreement with Vertrue (formerly known as MemberWorks) to supply cards to Vertrue's membership rewards programs. There are other large firms offering membership rewards programs, including corporate incentive program providers with ties to large credit card issuers. Vertrue operates several membership-based websites and other programs, where members receive discounts on products and services, such as merchandise and prescriptions, in return for subscription payments. As of September 30, 2004, Vertrue had 5.5 million active retail members.

Retail Incentive Cards

The retail incentive card is another use for the multi-merchant prepaid stored-value card designed for mass-market retail distribution. We are negotiating distribution agreements with marketing firms and credit card processors experienced in the retail industry. These third parties will market our retail incentive cards to high volume retail locations such as grocery stores, drug stores or convenience stores with which they already have relationships, or market our products to new retail outlets. Our retail incentive cards will be available in the checkout lines near the cash registers. We do not load value on the cards distributed through this channel until they are purchased. In order to load value on the cards at the time of purchase, we provide a software interface between the merchant's point-of-sale terminal and our distribution partner or our data base system, allowing all parties access to all required transaction data. Our distribution partners for this channel have completed development of the interface software into the point-of-sale terminals for many of the largest retail merchants in the country, making this a viable business channel for our multi-merchant card products. We believe our multi-merchant retail incentive card provides additional convenience and benefits to the consumer over single-retailer incentive cards competing in the same space.

Fund-Raising Cards

Non-profit organizations, including school-based groups such as PTAs, booster groups, support foundations, youth sports organizations and churches use discounted gift certificates and gift cards sold at face value to patrons to generate revenue to supplement tuition and to support extra-curricular activities including trips, music programs, and athletic teams. These discounted certificates and cards are known in the fund-raising industry as "scrip."

There is an inventory and capitalization burden using traditional scrip products. Therefore, the charitable fund-raising industry in the United States is increasingly making use of prepaid stored-value cards. We sell multi-merchant stored value cards in the fundraising channel as a supplement to traditional scrip products, redeemable at a variety of participating local and national merchants. We brand cards used in the K-12 schools under the "Children's Heroes" name, and label them as Community Scrip Cards (CSC). Other applications are under development for universities and specific charitable foundations.

We have agreements with merchants that allow us to receive rebates or discounts when our cards are presented for redemption at participating merchants. Non-profit organizations purchase the fundraising cards from us at face value and then re-sell the cards to parents, members and other supporters at face value. When a card is redeemed at a participating merchant, the merchant receives the full value of the card as is typical in any debit card transaction. We track card redemption activity and invoice the participating merchants for the agreed upon rebate or discount. Revenue sharing does not occur with the fundraising organization or the distributor until we receive the rebates or discounts from the participating merchant. The use of a multi-merchant stored-value card accomplishes the same fundraising objectives as traditional scrip products, but without the capitalization and inventory requirements.

In November 2004, we signed an agreement with Great Lakes Scrip Company ("GLSC") of Grand Rapids, Michigan to operate a pilot program for distributing our fundraising cards in California, Minnesota, and Iowa in the first quarter of 2005. At the conclusion of the pilot, both parties will evaluate the sales data, and we intend to enter into a long-term agreement with GLSC to distribute our fundraising cards nationwide. We sell the cards to GLSC, which in turn, sells the cards to its customers - the schools in their traditional scrip programs.

In December 2004, we launched the University Fundraising Card Program using a dedicated internal sales team. The target market is large public and private colleges and universities throughout the country. The program includes a university-branded fundraising prepaid card and a university-branded virtual shopping mall. The university receives a percentage of the card purchases and virtual mall purchases.

Growth Strategy

Our objective is to become the leading provider of prepaid stored-value card programs. We intend to build upon our expertise as a developer of prepaid stored-value card systems and services to mall owners/developers, restaurant chains, incentive program providers and fund-raising institutions. Key elements of our strategy include the following:

  Expand Existing Mall Gift Card Programs

We intend to continue to provide gift card solutions to large and medium-sized shopping center owner/operators by introducing new programs that are more consumer-friendly, and more attractive revenue-sharing programs through the use of our new virtual mall concept. Of the approximately 3,500 indoor shopping malls located in the United States, we will concentrate our efforts on those malls having a minimum annual gift certificate or gift card sales volume of $250,000 or greater. We also plan to engage mall owner/operators in the use of our Virtual Mall as a revenue enhancement device to their existing operations.

  Continue to Establish Merchant Rebate Agreements for use with the Multi-Merchant Card Applications

As part of our multi-merchant card strategy, we plan to continue to add additional anchor merchants to our current list of 180 participating merchants. These agreements are difficult and time-consuming to craft, and form one barrier to entry in the channel for potential competitors. We believe our existing relationships will facilitate further advancement in the marketplace. We also believe that incremental volumes created for our participating merchants will enable us to receive even larger discounts and rebates than the initial agreements provide. This should increase our margins while at the same time, provide additional or increased revenue sharing opportunities for our distribution partners, thereby accelerating additional sales and revenues.

  Expand Corporate Incentive and Membership Reward Card Programs

We currently supply prepaid stored-value cards to providers of turnkey corporate incentive and membership reward programs. We intend to expand our marketing efforts of prepaid stored-value cards to companies that administer their own incentive and membership reward programs.

  Establish a Direct Retail Presence for out Multi-Merchant Cards

We intend to market our prepaid stored-value cards through high-traffic retail locations, such as grocery stores, drug stores, and entertainment venues. These companies market, distribute and manage card activation through the point-of-sale systems for prepaid cards, such as individual merchant cards or phone cards, for sale in grocery store checkout lines or in other retail establishments. The sale of prepaid telephone cards at such locations is well established, and an increasing number of open and closed network gift cards are now being sold through direct retail locations.

  Expand the Gift Card Fulfillment Program

As we demonstrate the power, flexibility, and economy of our fulfillment model, we attract additional business from our existing partners such as ValueLink and we entice new customers through word-of-mouth referrals. We plan to expand our gift card order fulfillment business for dedicated prepaid stored-value gift cards primarily through our exclusive arrangement with ValueLink for ValueLink's customers. This increased volume of business has allowed us to leverage economies of scale in our operations. We will also continue to pursue order fulfillment business from outside ValueLink's existing customer base where non-compete agreements allow for such activities.

  Promote our Fundraising Programs Through Distributorship Relationships

Fund-raising for schools, youth sports organizations, church and similar organizations is primarily a grass-roots activity, and we are pursuing opportunities to partner with firms who have already established strong distribution networks to market our multi-merchant rebate cards. We are marketing our stored-value multi-merchant cards as complementary or replacement products for traditional scrip products.

  Credit Card Registration Program to Generate Rebates from Leading Retailers

We developed a program to supplement the multi-merchant cards with the standard credit/debit cards that most consumers currently utilize for everyday purchases. Under this program, we contract with leading merchants to provide rebates on purchases made with regular credit/debit cards by those individuals who have registered those credit/debit cards as part of our program. We have already negotiated such agreements with approximately 15 retailers, constituting about 18% of the retailers who participate in the multi-merchant card program. We do not expect material sales or revenues from this new channel until 2006 or 2007. We must demonstrate traction with our multi-merchant stored-value cards and sign up significantly more merchants offering rebates before this becomes a material part of our operations. However, the potential of this opportunity is large and, in our opinion, is worth expending the additional time and resources to expand.

Sales and Marketing

Our approach to sales and marketing varies by product and target market. We maintain an internal sales team supported by senior management, and also use third parties as distribution channels and extensions of our own sales force. We market our gift card programs and services to shopping malls and other retail merchants. Our gift cards are sold at mall customer service desks through mall-staffed dedicated terminals, through Internet websites that we operate and maintain, and through telephone orders to our in-house call center. Our marketing programs may be tailored specifically to one shopping mall, to a number of shopping malls owned by one owner/operator, to one retailer, or to multiple retailers. We market our multi-merchant card to high-volume outlets such as grocery stores and drug stores. We market our incentive cards to businesses that use them for employee incentive rewards programs and for customer loyalty rewards programs. We market our fund-raising cards to primary and secondary schools, colleges and universities and to their affiliated support organizations, as well as single purpose non-profit fundraising organizations. Finally, we market our Internet and call-center gift card fulfillment services to businesses that use proprietary closed system gift cards. We maintain several websites such as nbo.com, thegiftcardcompany.com, thegiftcertificatecompany.com, and childrensheroes.com to accommodate sales in each of the above-mentioned channels. Additionally, purchasers or recipients of a gift card can access our balance inquiry websites, www.giftcardbalance.com and www.myprepaidcard.info, to check the outstanding balance of funds available on their cards.

Our sales in each of the above channels position us in the areas of strongest growth in the prepaid stored-value card industry. Each channel has its strengths, and in addition, we have an underlying program that is common to each sales channel - our merchant rebate program. We have entered into rebate agreements with over 180 national retail merchants having more than 35,000 retail consumer locations, who pay us a rebate on card redemptions in their stores in exchange for increasing customer traffic. Additionally, we created a virtual mall website that has more than 3,000 brand name merchandise products available for purchase and delivery at prices typically below brick-and-mortar retail prices. We have the flexibility to use the multi-merchant card rebates to enhance our own margins, or to create additional or enhanced revenue sharing opportunities with our distribution partners.

Operations and Strategic Relationships

We manage our prepaid stored-value card program operations in four basic categories:

  Program setup

  Sales and distribution

  Redemption

  Post-redemption activity, including analysis, reporting, and billing

In each of these categories, we leverage strategic relationships with industry leaders to ensure smooth and robust operations for our customers.

Program Setup

Our operation steps for program setup vary, depending primarily on the platform or network that the card program will employ. For open-network programs, those that rely on the Visa or MasterCard networks, our first step is to define the new program with an issuing bank, the financial institution that is ultimately responsible for the underwriting of the card. We have relationships with several banks that underwrite our card programs, including Bank First, MetaBank, and Mercantile Bank. For dedicated-network programs, those that rely on the Discover network, we are considered the issuing partner through sponsorship by Discover.

Next, we work with the issuing bank's or network's data processor to establish card number ranges and other details. We have agreements with First Data Corporation and Metavante Corporation, two of the leading data processors in the industry, who handle large volumes of Visa, MasterCard, and Discover traffic. We secure network approval on the card design, including card artwork and terms and conditions. We then order the plastic cards themselves, through the data processors, and the processors prepare the cards for distribution by encoding their magnetic stripes and embossing card numbers.

Our setup steps for a closed-network program, such as a ValueLink gift card program, require us to form a connection to the ValueLink client's data processor, and then establish a shopping cart on the client's website to effect internet and call center sales.

Sales and Distribution

We sell cards through a mall PC desktop counter-top unit ("CTU"), one of our websites, our call center, or in bulk to a business-to-business customer, corporate incentive program provider, or fundraising group. These entities present a credit card, cashier's check, wire transfer, or other form of payment. In exchange, they receive a card or group of cards loaded with value, ready to use. In programs where we are responsible for handling a credit card transaction in support of a prepaid card sale, we route the transaction through our credit card processor, Nova Information Systems ("NOVA"), an industry-leading gateway to the major credit card networks.

The mall CTU's are our primary mall gift card and gift certificate sales mechanism. The CTU software gives the consumer the choice of purchasing a gift card or paper gift certificate (where supported) by credit/debit card, check, or cash. When the customer presents a credit/debit card for payment, the most common payment source, the mall employee swipes the consumer's card at the CTU, which then transmits an authorization request to NOVA. Upon receipt of the applicable authorization, the CTU software charges the credit/debit card for the gift card face value, plus any applicable point of sale fees and taxes. Deposits of the funds are routed automatically, or presented manually by mall personnel, to a bank account, often established with a bank directly in the mall. At the end of each business day, we sweep the funds from that depository bank account into a holding account designated specifically for gift card redemptions. These restricted bank accounts are maintained by the card-issuing bank or network designate and are separate from our operating accounts. The funds are held in these restricted bank accounts and are dispensed as necessary to support redemption activity. We earn interest income on the deposited funds as well as interchange on the redemption activity of the cards.

Redemption

The flow of funds from redemption activity lies solely within the domain of the merchant's credit card processors, the card networks, and the issuing bank's data processors. When a cardholder presents one of our cards at a merchant, that merchant authorizes the redemption using its own credit card processor and the network affiliated with the card. The data processor receives the authorization request, consults its database, and either approves or denies the purchase. The merchant later settles the transaction with the bank, triggering a transfer of funds from our holding accounts to the merchant. The redemption transactions are high volume - we rely on the 'heavy iron' secure and redundant processing systems within the data processors to accommodate this traffic.

Post-Redemption Activity

The data processors relay redemption information to us on a regular basis. We use the redemption information to add value for our clients by supplying them with store-by-store redemption reports, information on the payment sources used by cardholders to load value on the cards, and rebate generation, where appropriate. Our customers use this information to analyze spending trends and to gauge program performance. We rely on redemption data to bill merchants for agreed-upon rebates, and to support our billing to our customers of account initiation and interchange fees.

Another important post-redemption step is the calculation of merchant rebates. We match card redemptions against our list of participating merchants, and determine the rebate that relates to each transaction. The merchant rebates vary in percentage, in general from 3% to 30%. We deduct a technical services fee from each rebate up front, and then, depending on the program and sales channel, either retain the rest of the rebate, or calculate a split with our distribution partner from the appropriate channels mentioned above.

To support post-redemption processing for the credit/debit card-registration program, we rely on our agreement with Card Commerce International ("CCI"), a leading supplier of transaction filtering and fraud check services. CCI scans all traffic from participating merchants, detects transactions from registered cards, and relays the redemption activity to us for analysis, reporting, and billing. Filtering the large number of transactions is a burdensome task, requiring significant infrastructure and association certification. Our 5-year agreement with CCI, signed in 2002, relieves us of that burden.

In our strategic relationships with issuing banks, data processors, and networks (either open or closed), we have taken care to establish redundant agreements that assure smooth operations in the event that one of the key relationships fails. As mentioned earlier, we offer customers a choice of platforms, and those multiple platforms give us access to multiple issuing banks and data processors that can support similar lines of business.

Customers

We have a broad customer base from a variety of product offerings, including mall owners and developers, restaurant and retail chains, corporate incentive and reward sponsors, and fund-raising organizations. As of March 2005, we provided gift certificates and gift card programs to a total of 76 shopping malls in 31 states. One mall customer, Glimcher Properties, represented 28% of total transaction volume in 2004. We expect to further diversify our customer base as we execute our growth strategy.

Competition

We face competition in each of our business channels, potentially from much larger financial services companies, that may choose to enter the prepaid stored-value card market.

With respect to mall gift cards in particular, we face competition from two basic sources: mall developers themselves, and alternate service providers. Many mall developers currently manage their own gift card and gift certificate programs in-house. Our challenge is to convert these in-house competitors into customers by demonstrating the benefits of out-sourcing to us, and the cost savings and customer service benefits we can provide to the mall owners, thereby eliminating manpower and overhead associated with an in-house program.

We believe that with the availability of stored-value gift cards, and the complexities of administering such a detailed program, mall developers who have chosen in the past to manage their own paper gift certificate programs may see the benefits of outsourcing this service if they want to convert from paper gift certificates to plastic gift cards expeditiously and with a lower administrative burden. Our stored-value gift card and gift certificate services provide a revenue sharing opportunity for the mall developer that did not exist with a paper gift certificate program as recently as 2002, providing another incentive for mall developers to do business with us. We have established four long-term contracts with significant mall developers that previously managed their programs in-house.

The primary alternate service provider that we compete with in the mall gift certificate/card space is Mid-America Gift Certificate Company, or Mid-America, a subsidiary of Mid-America Bank, wholly owned by BB&T Corporation of Winston-Salem, North Carolina. Another direct competitor in the mall space is Store Financial Systems, or SF, based in Chicago, Illinois, a recent entry into the gift card provider space.

The most direct competitor to our universal multi-merchant gift card is the Persona card, marketed by American Express Incentive Services. This card offers rebates on purchases made at participating merchants, similar to our multi-merchant card.

Other potential gift card competitors include banks that already issue prepaid stored-value cards. Although most banks run only local or regional prepaid gift card programs, these programs are attracting the attention of national banks as well. Data processors are also entering the market, with First Data Corp. offering a 'gift card in a box' program, designed to allow customers to quickly configure and launch a customized gift card program.

In the order fulfillment arena we have a variety of competitors including Gift Check Solutions, GiftCertificates.com, and other primarily internet-based operations.

In the fundraising channel, in particular scrip fundraising, several firms compete with us, although we do not consider scrip fundraising to be a critical revenue channel. Great Lakes Scrip Center, ("GLSC"), is based in Grand Rapids, Michigan and has significant operations in Michigan, Indiana, Illinois, Ohio, and Wisconsin. GLSC is a potential national distribution partner for our CSC card, and is currently running a pilot CSC program scheduled to be completed in the first quarter of 2005. The results will be evaluated in April 2005.

Other scrip competitors are SchoolPop, (who in January 2004 purchased assets of The National Scrip Center, or NSC, based in Santa Rosa, California), Scrip Advantage based in Fresno, California, and eScrip based in Auburn, California.

We compete in our target markets based primarily on cost, administrative efficiencies, processing capabilities, technology, and rebate programs.

Technology

We have developed and deployed proprietary software for our gift card and gift certificate programs. Our software is contractually protected through licensing agreements with the contracting entities (such as mall developers and merchants).

Magnetic Stripe Stored-Value Gift Cards

Magnetic stripe cards are most commonly used as credit cards and debit/ATM cards. This technology has an application in the gift giving industry as a "stored value" or debit card. The magnetic stripe card can be pre-loaded in fixed denominations or loaded at the time of purchase for any amount the customer chooses. While the magnetic stripe card is not as powerful or versatile as the latest smart card technology, magnetic stripe technology is widely accepted in the U.S. market, and is less costly than smart card technology. Accordingly, we believe magnetic stripe technology will continue to replace paper gift certificates and be the preferred technology in many applications until smart cards or other card technologies are more widely accepted and become less costly.

Onsite Systems

Our Onsite Systems consist mainly of multiprocessor Dell severs running Windows XP Advanced Server and are used to provide services for MS-SQL databases, credit card processing, a modem pool offering a secured redundant connection method for point-of-sale devices, web services, anti-virus software management, accounting software and e-mail services. Servers running a UNIX operating system are used for security and twenty-four hour network monitoring. Our network utilizes network-attached storage, a reliable tape backup system, a secure firewall and intrusion detection system, and a virtual private network gateway. Many of our systems utilize redundant servers and equipment to enhance reliability. We utilize three T1 Internet connections from three separate providers to ensure redundant network services. Failure on any T1 link is automatically detected and resolved.

Software Methodology

Our software design methodology allows several modular applications to run on outlet computer systems (point-of-sale systems) simultaneously. This modular design approach allows us to develop custom point-of-sale solutions and can be configured to accept a variety of payment methods. For example, one point-of-sale system can be configured to accept cash only while another, running the same software modules, can be configured to accept cash, credit and debit cards.

Our software uses industry standards for both client-server deployment and for host-based systems. Additionally, where applicable, we interface to third party systems using application program interfaces, or APIs. API's are used for real-time communication with software systems of strategic partners, credit card processors and batched file transfers for other systems where real-time events are not required.

Furthermore, software has been developed to connect with various networks using dial-up, DSL, frame relay and Ethernet. Additionally, many of our outlets contain local databases, allowing for temporary off-line operation in the event a network connection interruption occurs.

Point-of-Sale Systems

Our Point-of-Sale Systems deployed in the field consist of mall-employee manned systems residing on a desk or counter top, known as Dual-Advantage Counter Top Units, or CTU's.

CTU's are point-of-sale devices used for issuing gift cards or gift certificates in the field. This system allows clients to move from paper gift certificates to gift cards at will. This design reduces the number of configurations deployed in the field. This reduces technical support training and manpower costs for computer integration. CTU's are configured to either use our credit card processing services or free standing Verifones.

Intellectual Property

We currently rely on a combination of trademark, copyright, and trade secret law and contractual restrictions with our customers, suppliers and consultants to protect our intellectual property rights. We have filed for several federal applications with the US Patent and Trademark Office for the trademarks and service marks relating to the marketing and sale of our products and services. These applications include "Children's Heroes", "Freedom Prepaid Card" and "Community Scrip Card."

We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that these business partners maintain the quality of our brand, they may take actions that could materially and adversely affect the value of our proprietary rights or reputation.

Government Regulation

The gift card and the gift certificate industries are regulated primarily by state law and vary substantially from state to state. Some states under their abandoned property laws seek to escheat unredeemed gift certificates and gift cards and some states exempt gift certificates and gift cards from the abandoned property laws. Some states regulate expiration dates of gift cards and gift certificates and other states have no provisions for expiration dates. Some states regulate the type and amount of charges that may be applied to gift certificates and gift cards and other states have no regulations. Some states apply money transmitter licensing regulations to issuers of gift cards and gift certificates and others do not. In some states, the state Attorney General and private plaintiffs attempt to regulate gift certificates and gift cards through lawsuits in an attempt to apply a state's unfair business practices laws or other consumer protection legislation to the gift certificates and gift card business. Finally, some members of Congress have suggested federal legislation to regulate gift cards, although no federal legislation has been enacted to date. We expect that a number of state legislatures will continue to be active in regulating gift cards and gift certificates.

We are continually reviewing legislation enacted from time to time by the various states and we attempt to monitor material instances off litigation affecting gift certificates and gift cards. We make a concerted effort to comply with the laws of the various states and to adapt our business practices from time to time in response to changes in the laws and the results of litigation.

Employees

As of December 31, 2004, we had 58 total employees, consisting of 41 full-time employees and 17 part-time seasonal temporary employees. Our operations staffing varies with seasonal demand. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relationship with our employees is good.

Available Information

Our primary Internet website address is www.nbo.com. We make available, free of charge on or through this website, our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We also operate the following websites in connection with the operation of our business: www.thegiftcertificatecompany.com, www.thegiftcardcompany.com, www.giftcardbalance.com, www.myprepaidcard.info and www.childrensheroes.com. Information contained on these websites is not part of this Annual Report on Form 10-KSB.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information in this Report. Our business prospects, results of operations, liquidity or financial position may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business prospects, results of operations, liquidity or financial position. The value of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and related notes.

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Since inception, we have incurred net losses and negative cash flows from operating activities.

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of December 31, 2004 we have incurred cumulative losses of approximately $34.3 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued short-term and long-term promissory notes providing for interest at annual rates of between 17 and 30 percent. The aggregate amount of such loans was approximately $5 million as of December 31, 2004. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

If we are not successful in marketing our products and services, our results of operations will suffer.

We have expended few funds on marketing and advertising to date. We anticipate a significant increase in sales and marketing expenditures particularly for our new products and services to be offered in 2005. We have not developed or tested any targeted, integrated, multi-media marketing program that would include print, radio, television or on-line components to build brand awareness and drive sales. Our future growth and profitability will depend in large part upon our ability to:

  create greater awareness of our products and services and the ways in which consumers and corporations may purchase them;

  identify the most effective and efficient level of spending for each product in each market;

  determine the appropriate creative message and media mix for marketing expenditures;

  effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

  select the right markets in which to market; and

  convert consumer awareness into actual store visits, on-line visits and product purchases.

If we are not successful in implementing our marketing program, our results of operations will be adversely affected.

At present, we have a fairly limited number of customers. To continue in business and achieve profitability, we need to expand our customer base.

There are a limited number of shopping mall properties in the United States that would likely have sufficient gift card and gift certificate volume for us to be able to establish profitable gift card programs at such properties. Our target market for gift card programs is further limited as a result of owners/operators of some of the largest malls in the United States developing their own gift card and/or gift certificate programs, as have many large retailers. Further, there has been a significant amount of consolidation in the shopping mall commercial real estate industry. The prospect of further consolidation creates the risk that we may lose some of our existing mall owner/operator customers.

The Company maintains a non-compete agreement with ValueLink, limiting the customer base available for fulfillment contract services. At this time, we are unable to offer fulfillment services to direct ValueLink competitors.

Existing and/or proposed federal and state laws and regulations regarding gift certificates, gift cards and other prepaid stored-value cards have limited (and may further limit) the manner in which we operate our gift, incentive and fund-raising card programs and our revenues.

Existing and/or proposed federal and state laws and regulations have limited and may in the future further limit the manner in which we are able to operate our gift, incentive and fund-raising card programs. For example, in October 2004, a bill was introduced in the U.S. Senate and referred to the Committee on Banking, Housing and Urban Affairs. This proposed legislation, referred to as the Fair Gift Card Act, would, if adopted, preclude us from being able to impose fees, such as the monthly maintenance fees we charge, for non-use or inactivity of gift certificates or gift cards, except in limited circumstances. Further, the proposed legislation would make it unlawful for gift certificates or gift cards to have an expiration date of less than five years from the date of purchase. Some states have already enacted legislation eliminating expiration dates or maintenance fees, and additional states may enact similar legislation in the future. In other states, the statute of limitations before a gift certificate expires is minimally three years from the date of issuance of the gift certificate. We cannot recognize revenue from unused gift certificates until the statute of limitations expires. Accordingly, if the statute of limitations is increased or expiration dates are eliminated then this would extend the time before we would be able to recognize revenue from unused gift cards, which would negatively affect our results of operations.

We currently recognize revenue from unused gift certificates and gift cards. Some states regulate the underlying funds from unused gift certificates and gift cards through abandoned property laws or escheat laws. As a Maryland corporation, we are subject to the Maryland abandoned property laws, which do not apply to gift certificates. We have relied on our Maryland domicile to determine that funds reflecting unredeemed gift certificates and gift cards are not subject to escheatment. However, at least 15 states have enacted "transactional jurisdiction" escheatment statutes, which focus on the location where a transaction occurs rather than the domicile of the holder of abandoned property. We do not know whether any of the states enacting such laws will attempt to apply them to the "breakage fees" we impose with respect to our gift certificates and gift cards. If such states were successful in applying such laws to breakage, our business prospects, results of operations, liquidity, and financial position would be adversely affected.

Since we do not have long-term agreements with our vendors and suppliers, we may not be able to secure adequate supplies, which could disrupt our operations and have an adverse affect on our business prospects, liquidity, financial position and results of operations.

We purchase 100% of our materials used for our products and services from outside vendors. These vendors, in turn, contract for our orders with multiple factories for the production of our certificate and card stock. Our relationships with our vendors generally are on a purchase order basis and do not provide a contractual obligation to provide adequate supply, quality or acceptable pricing on a long-term basis. Our vendors could discontinue sourcing products for us at any time. If the vendors were to discontinue their relationship with us, or if the factories with which they contract were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our inventory flow as we transition our orders to new vendors or factories. Disruption in inventory could, in turn, disrupt our operations and have an adverse effect on our business, financial condition and results of operations.

We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.

We may, in the future, evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, or enhance our capabilities. We have no experience making acquisitions and we may not realize the anticipated benefits of any acquisitions we do undertake. Acquisitions that we may potentially make in the future may entail a number of risks that could materially and adversely affect our business prospects, liquidity, financial position, and results of operations, including:

  problems integrating the acquired operations, technologies or products with our existing business and products;

  costs associated with acquiring another business;

  diversion of management's time and attention from our core business;

  the need for financial resources above our planned investmfent levels;

  overestimation of potential synergies or a delay in realizing those synergies;

  difficulties in retaining business relationships with suppliers and customers of the acquired company;

  risks associated with entering markets in which we lack prior experience;

  the potential loss of key employees of the acquired company; and

  potential litigation arising from the acquired company's operations before the acquisition.

We could be required to use a substantial portion of our available cash to consummate any acquisition. Any future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders. Furthermore, acquisitions could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, impairment of goodwill or the amortization of amounts related to deferred compensation and to identifiable purchased intangible assets, any of which would negatively affect our operating results.

Our success is highly dependent on general economic conditions since consumer gifts are highly discretionary.

Our business is subject to changes in general economic conditions. Since purchases of our products and services are dependent upon discretionary spending by the users of our gift, incentive and fund-raising cards, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general or perceived slowdown in the United States economy or uncertainty to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products or services. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower transaction volumes and revenues and adversely affect our liquidity and profitability. A nationwide economic downturn could adversely impact our busiest selling season and reduce the expected revenues and other income we expect to receive to fund our operations.

The execution of our growth strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key personnel, including Keith A. Guevara, our President and Chief Executive Officer. We have $2,000,000 in key man life insurance on Mr. Guevara. We believe future success will also depend, in part, upon the ability to attract, retain and motivate qualified personnel.

If we are unable to protect our intellectual property, which is essential to our business, we may not be able to compete effectively.

We believe our copyrights, service marks, trademarks, trade secrets, and similar intellectual property are critical to our success. In a highly competitive industry with relative ease of entry into the marketplace, we rely on trademark, copyright and other intellectual property laws to protect our proprietary rights and maintain our product differentiation. We also depend on trade secret protection through confidentiality and license agreements with our employees, licensees, licensors and others. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands, products and services and competitive advantages and result in decreased revenues. Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party could copy or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products and services. Further, monitoring the unauthorized use of our intellectual property rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in further substantial costs and diversion of resources, may result in counterclaims or other claims against us and could negatively impact our financial position, liquidity, business prospects, and results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Damage or long-term disruption to our information systems would substantially harm our business.

We depend heavily on our communications and information systems, which, despite our adoption of industry-standard security measures, are vulnerable to potential systems failures, unauthorized file access, telecommunications provider failures, and power failures. Any damaging failure or long-term interruption of our systems, including those associated with new systems implementations or system upgrades, will significantly harm our business, including our sales, distribution, purchasing, inventory control, merchandising and financial controls.

Consumer-information privacy regulations could subject us to state penalties or litigation, damage our reputation, and deter current and potential users from using our products and services.

Under certain circumstances, we currently obtain and retain personal information about consumers who purchase cards on our websites, phone in orders to our call center, or register cards on our websites for theft-cancellation or loss-replacement services. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, possibly including enforcement and redress provisions. We have implemented programs and procedures designed to protect the privacy of consumers and have established security features to protect our user database and websites. However, our security measures may not prevent all possible security breaches. If third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our users' personal information, it could harm our reputation and, therefore, our business, and we could be subject to liability. Such liability could include claims for misuse of personal information. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend financial resources and limit our operational growth.

Increased accounting and financial reporting requirements, as an SEC reporting entity, could stress our internal accounting system and system of internal controls sufficient to potentially impair the accuracy of our financial results or impair our ability to prevent fraud.

The risks associated with financial reporting have come to the forefront in recent years. Any failure to effectively implement adequate controls or meet the growing systems and staffing needs of our accounting and finance functions could result in errors in our published financial reports or in other failures to comply with our obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002. Based upon our size and scope of operations, we are not required to comply with Sarbanes-Oxley until December 31, 2006. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud within the company. Our intent is to operate within the confines of the requirement to ensure effective internal controls within the organization. As we have been a non-listed public company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. Our reporting obligations will increase significantly should we become a listed public company, placing a considerable strain on our management, operational and financial resources and systems for the foreseeable future. We are currently developing and improving our internal accounting systems, particularly our operational, financial, communications and management controls and our reporting systems and procedures. We expect to devote significant resources to ensure that our administrative infrastructure and system of internal controls remain adequate for a listed public company. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting. Non-compliance with Sarbanes-Oxley can result in litigation, public scrutiny, and/or lost revenues, significantly limiting opportunities for future growth.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 3676 West California Avenue, Building D, Salt Lake City, Utah, 84104. This facility consists of approximately 28,800 square feet of leased space, which is comprised of 22,820 square feet of office space and 5,980 square feet of warehouse facilities. Included in the office space is a 9,120 square foot call center that can accommodate up to approximately 190 employees. The term of the lease was five years, which expired on February 28, 2005. We recently signed a one-year extension, set to expire on February 28, 2006. We lease the headquarters facility from 5B Bangerter LLC at a base monthly rent of $23,035. We believe that our facilities are adequate for our current needs. However, we may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

ITEM 3. LEGAL PROCEEDINGS

a. Ripperda, et al v. NBO, Inc., et al, Circuit Court Twentieth Judicial Circuit of Illinois, St. Clair County, Case No. 04L91

On February 13, 2004, Thomas Ripperda, et al, filed an action in Illinois State Court in St. Clair County, Illinois, against us in connection with gift cards sold at the St. Clair Square Mall in St. Clair County, Illinois. The plaintiffs' complaint seeks to establish a class action. However, as of this date, the plaintiff has not moved to certify a class. The complaint alleged that the term "valid thru" appearing on the face of the gift card next to the expiration date of the gift card is misleading in violation of the Illinois unfair business practices laws. The plaintiff seeks a return of all administrative fees charged against his gift card prior to the "valid thru" date. If a class were certified, then the plaintiff would seek to recover similar fees with respect to all gift cards that we have sold.

Under the terms and conditions of the gift cards and the gift card program, we disclosed that we may charge an administrative fee against a gift card if the gift card is not used within 90 days from the date of purchase. The "valid thru" date is typically between 12 months and 18 months after the date the gift card is purchased. In some cases, the administrative fee reduces the amount of the gift card prior to the "valid thru" date on the card. We disclosed the charge of an administrative fee on the backside of the gift card and again in the written terms and conditions that are distributed to customers when they purchase the gift cards. We also disclosed that a gift card may be renewed after the "valid thru" date with the payment of a renewal fee.

The lawsuit is currently pending in state court in St. Clair County, Illinois. We have filed a motion to dismiss, but the plaintiffs have not yet filed an opposition. The parties are continuing to conduct discovery.

b. WildCard Systems, Inc., Claim for Indemnification

WildCard Systems, Inc. ("WildCard") is a credit card transaction processor. We entered into an agreement with WildCard for the right to use the MasterCard-branded gift cards sold at the St. Clair Square Mall and for card transaction processing in connection with these gift cards. WildCard in turn contracted with Bank of America and Bank of America issued the gift cards that were sold at St. Clair Square Mall. The term "valid thru" appearing on the face of the card are words required by Bank of America on the face of the card.

Thomas Ripperda, the plaintiff described above, named Bank of America as a defendant together with us when he filed his complaint against us in connection with the gift cards sold at St. Clair Square Mall. Bank of America has been defending the lawsuit parallel to our own defense of the lawsuit. WildCard has not been named as a defendant in the lawsuit.

WildCard has informed us that Bank of America has asserted a claim for indemnification against WildCard in connection with Bank of America's expenses and possible liability arising from the lawsuit filed by Thomas Ripperda against Bank of America. WildCard has in turn asserted a claim to indemnification against us with respect to Bank of America's claim against WildCard.

Section 9.2 of our agreement with WildCard sets forth the indemnification provisions in clause (a) and (b). The obligation to indemnify only arises out of or relating to the following: "(a) any act or omission by [NBO Systems, Inc.] or its representatives in the performance of [NBO Systems, Inc.'s] obligations under the Agreement, (b) any material breach in a representation, covenant or obligation of [NBO Systems, Inc.] contained in this Agreement". Our agreement with WildCard provides a similar reciprocal indemnification requirement by WildCard in our favor.

WildCard asserts that we have the responsibility to assure that all aspects of the gift card program at St. Clair Square Mall complied with all laws, and since the plaintiff alleges a breach of the Illinois unfair business practices laws in connection with the sale of the gift cards, we should be responsible for indemnifying WildCard for its expenses and liabilities incurred in connection with the gift cards. We have denied liability based on several grounds. First, WildCard is not a party to the litigation and we claim that we should not be liable for expenses and liabilities incurred by WildCard under a completely independent agreement with Bank of America. Second, WildCard has not identified any specific act or omission by us or any breach by us of a specific covenant or obligation. Third, the complaint focuses specifically on the phrase "valid thru" on the front of the card, a phrase required by Bank of America and therefore, we claim, indirectly required by WildCard.

We have also asserted a right to indemnification from WildCard for our costs and liabilities, if any, incurred in the litigation with Thomas Ripperda. WildCard has rejected our claim for indemnification.

Since our agreement with WildCard contains an arbitration clause, WildCard has invoked the right to arbitrate the dispute. As of March 31, 2005, both WildCard and we are in the process of appointing arbitrators. No lawsuit has been filed and no discovery or other proceedings have been initiated in the arbitration proceeding.

Except as described above, we are not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on our business prospects, financial position, liquidity or results of operations. From time to time, however, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no public trading market for shares of our common stock.

Holders

As of March 31, 2005, there were approximately 691 stockholders of record of our common stock.

Dividends

We have not declared nor paid cash dividends on our common stock in the past two fiscal years or in any subsequent period. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to support operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made in the discretion of our Board of Directors and will depend upon a number of factors including, our results of operations, financial position, liquidity, capital requirements, contractual and legal restrictions and other factors the Board of Directors may deem relevant.

Equity Compensation Plan Information

The equity compensation plan information required by this Item is set forth in Part III, Item 11 of this Annual Report on Form 10-KSB.

Recent Sales of Unregistered Securities

For the year ended December 31, 2004, we issued the following securities without registering the securities under the Securities Act of 1933, as amended:

We borrowed money from existing stockholders, all of whom are accredited investors, and issued promissory notes in return. In connection with these loans, we issued 118,742 warrants to purchase shares of common stock at various strike prices. As of December 31, 2004, borrowings from stockholders totaling $5,100,750 remain outstanding. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

In January 2004, we issued 17,782 shares of common stock at $2.75 per share to retire a $48,897 outstanding note payable. The note holder is also a stockholder of the Company and an accredited investor. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

In January 2004, we issued 889 shares of common stock for interest payable in the amount of $3,558. The note holder is also a stockholder of the Company and an accredited investor. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

During November and December 2004, we issued 571,250 shares of common stock at $4.00 cash per share in connection with a private placement offering totaling proceeds of $2,285,000. The Company incurred issuance costs of $67,352 to facilitate the sale. Each investor is an accredited investor. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We issued 6,515 shares of preferred stock as stock dividends on previously issued preferred stock. This issuance did not constitute a sale because the recipients did not pay any consideration and did not make any election either to receive the shares or to receive other payment.

In April 2004, we issued 155,111 shares of common stock upon the exercise of 456,205 Class B warrants with an exercise price of $2.64 in a cashless exercise of those warrants. The warrant holders were accredited investors. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We granted options to purchase an aggregate of 1,700,625 common shares, vesting over a 5-year period, at an average exercise price of $4.00 per share to our directors, executive officers, employees and consultants. These options were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements that involve risks and uncertainties. Readers should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-KSB to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Basis of Presentation

From our inception until 2003, our fiscal year end was March 31. In 2003, we changed our fiscal year end to December 31. The change in fiscal year end resulted in audited financial reporting for the nine-month transitional period from April 1, 2003 through December 31, 2003. The financial statements included in this Form 10-KSB along with the footnotes and this management's discussion and analysis present unaudited results for the year ended December 31, 2003. We believe this provides the reader with a clearer understanding when reviewing our financial statements from a full calendar-year perspective. This management's discussion and analysis provides a comparison of the years ended December 31, 2004 and 2003 (unaudited) and a comparison of the year ended December 31, 2004 with the nine-month period ended December 31, 2003.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe the application of accounting policies, and the estimates inherently required in connection with the application of such policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

How We Generate Revenues and Other Income

With respect to our various gift card programs, we derive revenue and other income from a number of sources, including:

  enrollment or point of sale fees charged to purchasers of cards issued in connection with one of our card programs, either at the time of purchase or during the life of the card. These fees are an additional expense to the consumer and are deposited with the proceeds from the card sales regularly in accounts swept by us.

  payment system interchange and transaction fees in connection with redemption transactions;

  rebates paid by merchants who participate in our card programs;

  interest on funds held in reserve for the redemption of the prepaid, stored-value cards;

  monthly administrative fees and renewal fees charged on inactive prepaid, stored-value cards;

  balance inquiry fees;

  fees charged to sponsors of employee incentive and customer rewards programs; and

  "breakage" resulting from prepaid, stored-valued cards that expire or are never redeemed.

Historically, we expect to receive approximately 10% of the value loaded on our multi-merchant cards back in the form of maintenance fees, expiration fees, balance inquiry fees and other administrative fees.

With respect to our various gift certificate programs, we derive revenue and other income from a number of sources, including:

  interest income on funds held in reserve until utilized for gift certificate redemption by the customer.

  breakage resulting from unredeemed or unredeemable gift certificates.

  We also record revenue from the sale of third-party closed-end gift cards and gift certificates. We purchase these gift cards and gift certificates at a discount as inventory and in turn resell them to customers or provide them to clients of ValueLink, a subsidiary of First Data Corp., through our call center and internet fulfillment website. We record revenue equal to the sales price of the gift cards and gift certificates sold or the fulfillment fee paid to us by Valulink and the shipping and handling charges.

  Revenue Recognition/Cost of Goods

  Gift Card Fees

  Our multi-merchant cards are governed by the rules of, and approved by, the member bank associations (Visa and MasterCard) and Discover. The member bank associations and their related issuing financial institutions require us to fund the value of the multi-merchant cards within 24 to 48 hours from the sale of the multi-merchant card. We sweep the depository funds from the mall owner/operator deposit accounts and hold them in restricted bank accounts. The issuing bank or financial institution sweeps the funds reserved for gift card redemptions from our restricted cash accounts to be held for future multi-merchant card redemptions. We show the funds on our balance sheet as restricted cash. We record an offsetting liability labeled gift certificates/gift cards payable on our balance sheet. The multi-merchant card-issuing bank makes a perpetual daily reconciliation to net new sales against redemptions and fees owed to us.

  We record interchange transaction or processing fees earned in connection with card redemption transactions as revenues when received. We begin to recognize material revenues on multi-merchant card sales approximately 7 months from the date of sale. The issuing bank and card processor calculate the fees owed to us and submit the fee revenue to us from the restricted bank accounts on a regular basis, typically monthly.

  The multi-merchant card has a maximum life of 18 months based on the "Valid thru" (or other similar phrase) date imprinted on the face of the multi-merchant card. The issuing banks mandate this expiration date. However, for a period of up to 12 months after the expiration of the multi-merchant card, the consumer may obtain a replacement multi-merchant card with the remaining balance by calling us. All multi-merchant card fees are charged against the value of the multi-merchant card after expiration as described in the terms and conditions document provided to the consumer at the point of sale. The issuing bank holding the funds for our multi-merchant cards remits to us the funds remaining upon expiration of the multi-merchant card, which we record as revenue when received. Our experience shows that approximately 2% of the face value of all multi-merchant cards sold will be returned to us in the form of expiration fees.

  The average life of all multi-merchant cards is approximately 3 to 4 months. Consumers redeem most multi-merchant cards (approximately 85% to 90%) before any maintenance fees or expiration fees are imposed. For those multi-merchant cards that are not fully redeemed by a particular date (which may vary from mall to mall), we charge a monthly maintenance fee (typically $2.50 per month) to the card per the Terms and Conditions (imprinted on the multi-merchant card and in a separate document provided at the point of sale) until the balance on the multi-merchant card is zero. We deactivate the multi-merchant card account 12 months after the multi-merchant card expires. The monthly maintenance fees and the expiration fees enable us to provide the multi-merchant card service to consumers and cover our up-front costs. We record gift card maintenance and expiration fees as revenue in the period earned.

  We record rebate income as revenue net of any revenue sharing agreements with third parties in the period received. We apply estimates when compiling quarter-end or year-end results due to timing of receipts of receivable invoices or amounts due to us.

  Other Income - Gift Certificate Breakage

  For gift certificates, we record the gross transaction volume on our balance sheet as restricted cash. We adjust the restricted cash liability as we offset new gift certificate sales against our payment to retailers of gift certificates they present to us for redemption. We earn and retain all of the interest income from the restricted bank accounts. With interest rates at their current levels, revenue from interest income is not material.

  We do not record the full amount of the mall gift certificate sale as revenue. We recognize the majority of our other income from unredeemed or unredeemable gift certificates, known in the industry as "breakage". We classify breakage as "Other Income" in our statement of operations. We recognize income from breakage upon expiration of the gift certificate, or when no expiration date exists, upon the extinguishment of the liability per the applicable state statute of limitations, for which we use an average of three years from the date of issuance. We have tracked redemption and breakage patterns since inception. Our historical analysis indicates that we receive approximately 4% of the gift certificate gross transaction volume in the form of breakage. However, this breakage income is deferred a minimum of 12 months from the sale date to several years from the sale date, based on the existence or non-existence of an expiration date on the gift certificate. As we record breakage income in the statement of operations in the applicable period, we record a corresponding decrease in gift certificate liability.

  Gift Certificate Processing Fees

  Our sales history shows that typically 70% to 80% of the gift certificates are purchased with a credit or debit card, with the remainder being purchased with either cash or check. Each credit or debit card transaction is assessed a processing fee, which we show as a cost of revenue shown as merchant fees and charges in our statement of operations. We pay the processing fees and subsequently invoice the mall operator for the processing fees in the following month. We record revenue from the credit and debit card processing fees as merchant fees earned from retailers in our statement of operations.

  Sale of Third-Party Gift Certificates and Gift Cards and Related Fulfillment Services

  Because we pre-purchase third party gift certificate and gift card inventory, we bear all the financial risk associated with that inventory. Therefore, we record the entire transaction volume sold as revenue in our statement of operations. The associated cost of revenue is the discounted price we pay to the seller of the gift certificates and gift cards we purchase for re-sale.

  Since we pre-purchase the entire inventory for traditional scrip, we record the face value amount of the scrip i as revenue when sold. We offer no terms on traditional scrip products. Non-profit organizations purchasing the scrip products pay for the scrip electronically or by check before we ship out the product. Our cost of revenue is the pre-purchase amount of the scrip, less the agreed upon discount provided by the retailers. We also share the discount provided by the retailers with the non-profit organization.

  We record all fulfillment business transaction volume conducted for third parties as revenue. This channel, reflected as sale of third party gift certificates/cards in our statement of operations, currently constitutes approximately 64% of our revenues. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate to sell through other business channels in 2005.

  ValueLink, our leading fulfillment customer, pays us on a per card fulfilled basis, which we recorded as revenue in the appropriate period. Typically, we ship ValueLink's consumer orders from our facilities in Salt Lake City. Most orders are placed by consumers and corporations via our website or call center operators. We retain any shipping and handling margins from the fulfillment of the ValueLink products.

  Stock Based Compensation

  In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation", expense is recognized in connection with the grant of stock options when issued to nonemployees using the fair-value based method. The expense is equal to the fair value of the options, based on the Black-Scholes option-pricing model, at the grant dates and is expensed ratably over the vesting periods.

  We account for its employee based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we record deferred compensation costs related to our employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant).

  Restricted Cash

  Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. We maintain these funds at several financial institutions in depository bank accounts and associated sweep accounts. We are restricted from withdrawing the funds except for the redemption payment of issued and outstanding gift certificates and gift cards. We may not transfer the funds into our operating accounts until such time that the unredeemed gift certificates and gift cards qualify as breakage or estimated breakage. We determine breakage based on (1) expiration, (2) legal statute of limitations, or (3) the accumulation of sufficient historical data upon which to make reliable estimates. We record breakage by expiration or legal statute of limitations as income, and we remove a corresponding amount from gift certificates and gift cards payable. We remove the same amount from restricted cash and record it as unrestricted cash. We base estimated unredeemed gift certificates and gift cards ("estimated breakage") on our historical breakage data and we do not record it as income until the expiration date or the legal statute of limitations passes. However, we may transfer all or a portion of estimated breakage from restricted cash to unrestricted cash upon issuance of the gift certificate or gift card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated cash decreases the restricted cash balance but remains in gift certificates payable, until we recognize such estimated breakage as income. At such time, we reduce the amount of gift certificates and gift cards payable by a corresponding amount.

  Our Primary Business Channels

  The Shopping Mall Channel

  The gift giving industry in the U.S. amounted to approximately $350 billion in sales in 2003. Accurate figures for 2004 are not yet available. According to our research, in 2003, sales of gift certificates and prepaid, stored-value gift cards totaled approximately $60 billion, or 17.1% of the entire gift giving industry. Gift certificate sales amounted to $43 billion or 71.7% of the $60 billion. Gift card sales were $17 billion or 28.3%. 97% or $58.2 billion of the 2003 gift certificate and gift card sales consisted of sales derived from individual retailers' closed network programs. The remaining 3% or $1.8 billion were in the form of universal mall gift certificates and gift cards.

  Although gift certificate sales have been growing at an annual rate of 11% to15% since 1993 and reached 20% annual growth in 2003, gift cards are rapidly replacing traditional paper gift certificates because of their greater flexibility and convenience. We anticipate by 2007, gift cards will represent 80% of the total amount of sales of gift cards and gift certificates.

  Approximately 3,500 covered or indoor shopping malls and 37,000 outdoor shopping centers or outlets (often referred to as strip centers), representing over $1.8 billion in gift card and gift certificate sales in 2003, exist in the United States. Approximately 15 major commercial property developers own about 1,500, or 42.9%, of the indoor malls. Smaller commercial property developers or independent owner/operators own or manage the remaining mall properties. Several of the larger indoor-mall property owners/developers, with interests in roughly half of the indoor malls, manage their own gift certificate/card programs, from which they generated an estimated $563 million in sales in 2003. The owner/operators of the remaining indoor malls either outsource their gift certificate/card programs or do not currently have such programs.

  We intend to grow our mall gift card business as we have done over the last several years. However, as a percentage of total transaction volume and total revenues, we expect the mall channel percentages to decrease as other business channels produce higher transaction volumes and revenues. We also anticipate a decrease in mall gift certificate business as the industry shifts to mall stored-value gift cards.

  We have been marketing our gift card programs, and related fulfillment services, to targeted mall owner/operators since October 2001. Our typical mall owner/operator does gift certificate/card volume averaging $500,000 per year. We currently service 76 mall properties in 31 states across the nation. We have serviced in excess of 100 malls in 38 states in recent years; however, the commercial real estate market, particularly shopping malls, has experienced a significant amount of consolidation. The largest mall developers are buying even more shopping mall properties from large to mid-size owner/operators. Typically, the largest mall developers have the resources to manage their gift certificate or gift card programs in-house. That consolidation has resulted in a loss of business for us each of the last several years. We have been able to make up the losses by adding new shopping mall clients to our portfolio, thereby maintaining essentially flat transaction volumes in 2003 and 2004. The industry consolidation is outside of our control. We collect termination fees when our contracts are not renewed due to consolidation. We are contractually unable to force an acquiring mall company to continue with our gift certificate or gift card program.

  As a result of our efforts to convert our gift certificate customers to gift cards, our gift certificate business has been declining, both in terms of volume and in terms of the percentage of our business. We anticipate 2005 gift certificate gross transaction volume will decrease compared to 2004 due to the number of our mall owner/developer customers converting from paper gift certificate programs to gift card programs. Our gift card programs may be tailored specifically to the owners/developers of one or more shopping malls, as well as individual and multiple retailers.

  The introduction of our Virtual Mall in 2005 should enhance revenue sharing opportunities with our existing mall clients, as well as differentiate us from our competition in acquiring new mall gift card business. Our multi-merchant gift card approach allows us to receive rebates from gift cards sold at participating merchants within the mall properties. These revenue enhancing measures will be crucial to our sales efforts as the gift card regulatory and legislative environment continues to change and become less friendly towards monthly fees and expiration/breakage issues.

  Fulfillment Services

  We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. In the fourth quarter of 2004, we added 20 new ValueLink clients to our dedicated closed network card order fulfillment program, bringing the total number of ValueLink clients to 29. We anticipate an increase in ValueLink clients in 2005 and a corresponding increase in revenues. We also plan to pursue fulfillment opportunities on our own that do not infringe upon our non-compete agreement with ValueLink.

  Incentive and Loyalty Rewards

  Many businesses, large and small, use gift cards in connection with employee incentive and customer loyalty rewards programs. In the past, businesses have typically been unable to negotiate discounts on these gift card bulk purchases.

  Beginning in late 2004, we began marketing our multi-merchant card programs to businesses that use them for employee incentive and customer loyalty rewards programs. We are negotiating distribution agreements with marketing firms and credit card processors experienced with corporate incentive and customer loyalty rewards programs. These third parties essentially act as resellers, marketing our business-to-business multi-merchant card programs to businesses with which they have or are seeking relationships. These third-party resellers either pay for the cards prior to our shipment or pass on the prepaid cost to the businesses sponsoring the incentive or customer loyalty rewards programs. We believe a significant portion of our sales and revenues will be derived from business-to-business multi-merchant card programs going forward. We believe we can significantly improve the volume of orders for these programs by providing revenue sharing (in the form of rebates provided by participating merchants) to the program sponsors.

  The Fund-Raising Channel

  Our research indicates that a $20 billion fund-raising industry currently exists for school and youth non-profit organizations. There are approximately 120,000 K-12 schools in the United States. The average school participates in multiple event-based fund-raisers that allow the schools the opportunity to earn as little as a few thousand dollars to upwards of $100,000 per year, at a substantial cost in volunteer time (e.g., children going door-to-door, parent supervision, PTA and school administrator time). We believe that many parents across the United States are no longer comfortable having their children participate in fund-raising activities of this nature because of the attendant safety and security issues.

  We believe that the use of "scrip" is a viable alternative to door-to-door and other traditional forms of fund-raising. Scrip consists of gift certificates and gift cards purchased below face value and resold at full face value. As it exists today, this business is a high-volume, low-margin business. The face value of sales derived from traditional scrip fund-raising has increased dramatically in the limited geographic markets currently being serviced by the various scrip providers. Scrip has become a valuable fund-raising tool in California, the Midwest and Mid-Atlantic regions of the United States. We believe the largest scrip company in the industry, Great Lakes Scrip Center, based in Grand Rapids, Michigan, achieved face value sales of scrip products in excess of $400 million in 2004, generating revenue of approximately 1.5% to 2% of this amount (roughly $4.5 million to $6 million).

  Today, in excess of 350 national merchant organizations, consisting of supermarkets, gas stations, restaurants and many other retail merchants, sell gift certificates and gift cards at discounts to support various non-profit organizations. The majority of merchants providing discounts to fund-raising organizations typically require full payment prior to shipment of the scrip. Large scrip companies during peak scrip ordering seasons must cover significant cash outflows. For example, assume a scrip company with $200 million in annual sales, did 60% of its annual volume in the Thanksgiving and Christmas season, as is typical of most retailers. The building of physical scrip inventory for hundreds of various merchants required to meet the holiday demand could require approximately $120 million of capital to finance the inventory. That is a significant cash flow concern and a security risk based on the value of the inventory itself.

  We currently maintain a traditional scrip inventory through approximately 100 of the largest merchants in the country, supplying scrip products to approximately 100 schools in 15 states. Our traditional scrip sales were in excess of $1 million in 2004. The traditional scrip business is not profitable for us, as it requires us to carry scrip inventory, which is capital and labor intensive. However, we intend to continue this business on a limited scale to further our marketing efforts for our Community Scrip Card programs. We intend to exit the traditional scrip business and to refer out our registered schools to existing scrip companies in exchange for their entering into distribution agreements for our fund-raising card programs. We also intend to enter into licensing agreements with existing traditional scrip companies to augment their own offerings with products such as our Community Scrip Card programs. We anticipate that the licensing revenues will offset the cost of card production and provide greater revenues than those achieved with traditional scrip.

  To pursue non-traditional scrip opportunities in the non-profit, fund-raising market, we introduced our multi-merchant "Community Scrip Card" program in late 2004. We entered into an agreement with Great Lakes Scrip Center to test this product on a three-month pilot basis beginning in January 2005. During this test period, Great Lakes Scrip Center has been marketing the Community Scrip Card to its non-profit organization customers in the states of California, Minnesota and Iowa. If this pilot program is successful, we anticipate signing a distribution agreement with Great Lakes Scrip Center for a national rollout of the program to its entire customer base, consisting of more than 10,000 public and private schools and their affiliated support organizations, in approximately the second quarter of 2005. We will complete our evaluation of the pilot program in the second quarter of 2005.

  In primary and secondary schools, the Community Scrip Card program is intended to complement or replace traditional scrip programs. We believe the Community Scrip Card has an advantage over other traditional fundraising products/services for the following reasons:

    consumers shop where they normally shop;

    consumers buy what they normally buy;

    consumers do not spend a penny more for normal purchases;

    consumers can conveniently raise funds for schools or causes for which they have an interest;

    children remain in the classroom, not going door-to-door selling candy, wrapping paper, trinkets and other non-essential products, generally at higher than average prices;

    the program eliminates scrip inventory requirements for various fund-raising organizations; and

    the program increases the efficiency of the ordering, distribution and managing process of scrip products.

  Our Community Scrip Card program is designed to drive increased transactions, monthly visits, and incremental profit for shopping centers, restaurants and local merchants, while concurrently raising funds for community schools, youth sports, youth groups and other local non-profit organizations. We expect that the discounts/rebates offered by participating merchants will vary by product category and volume. High volume merchants such as supermarkets and gas stations typically offer discounts that average 3% to 5%. Other retailers such as clothing stores offer discounts that average 10% to 15%, with restaurants offering discounts that can be as high as 15% to 30%. The merchant discounts realized will be split between the school, our distribution partner and us.

  We have also recently introduced "University Card" program, which is the marketing of a multi-merchant card very similar to the Community Scrip Card branded with a university or college theme on the face of the card. We are currently negotiating with universities and colleges in Utah and will begin marketing efforts to universities and colleges outside of Utah in 2005. University or college supporters will purchase the University Card through the university or college, its alumni association, other fund-raising organizations affiliated with the university or college, or through us via the Internet or our call center. We will provide the university or college with part of the revenues derived from the University Card program, in the form of convenience or enrollment fees and rebates provided by participating merchants. We believe our multi-merchant University Card provides the opportunity to supplant existing programs because we generate more revenue for sharing with colleges and universities than our competitors.

  Our Community Scrip Card and University Card multi-merchant card programs eliminate all capitalization requirements because the cards are loaded with value when the schools order the cards. Upon redemption at a specific merchant, the merchant is paid in the same manner it is paid in any other credit/debit card transaction. We invoice the merchants for the applicable rebates and then share the revenue with the schools and our distribution partners. We believe that the benefits of our multi-merchant fund-raising card programs, including the elimination of the capitalization required for traditional scrip products, the increase in the profit margins available to fund-raising organizations and other efficiencies will appeal to fund-raising organizations. We intend to pursue this channel in 2005.

  Results of Operations

  The following figures are included for informational purposes only and are not included in the Company's statements of operations.

  Transaction Volume

	Year Ended December 31,		Dollar	Percentage
	2004	2003	Change	Change
Mall gift certificates	$ 20,108,000	$ 46,541,000	$ (26,433,000)	-56.8%
Mall gift cards	24,611,000	9,897,000	14,714,000	148.7%
NBO fulfillment (excluding ValueLink and Scrip)	4,895,000	3,565,000	1,330,000	37.3%
ValueLink	1,226,000	303,000	923,000	304.6%
Scrip	2,831,000	1,191,000	1,640,000	137.7%
	$ 53,671,000	$ 61,497,000	$ (7,826,000)	-12.7%

  In 2004, we experienced a major shift from mall gift certificate sales to mall gift card sales. This was primarily a result of The Rouse Company being purchased by General Growth Properties. Our gift certificate sales for The Rouse Company ceased in mid-2004. The Rouse Company had been our largest mall customer. We replaced most of the lost Rouse sales with gift card sales by Glimcher Properties, now our largest mall client, as well as other new independent mall owner/operators. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards.

  With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue.

  We also experienced a 37.3% increase in the number of third party gift certificates fulfilled. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden and Bahama Breeze). This transaction volume could decrease in 2005 if Darden changes its current fulfillment process Darden has expressed an intent from time to time in the year 2004 to change its fulfillment process in a manner that would affect how we record revenue. The contemplated change would be similar to our current processing of our ValueLink transactions. Under the contemplated change, we would not record as revenue the full amount of the value of the gift cards sold on behalf of Darden. Instead, we would record as revenue an amount approximating the discount at which we purchase the Darden gift cards. Accordingly, our recorded revenue would decline significantly, possibly as much as $4,000,000 or more. We would have also a corresponding decrease in our cost of sales. The change contemplated by Darden would not have a material effect on our cash available for operations or on our profitability.

  ValueLink transaction volume increased over three-fold in 2004. We gained 22 new ValueLink clients in the fourth quarter of 2004. We expect 2005 ValueLink transaction volume to substantially exceed 2004 volumes.

  Scrip transaction volume showed large year-over-year increases since we started with a small volume of scrip in late 2003. 2004 was our first full year of scrip operations. We will be exiting the traditional scrip business by the end of the second quarter 2005 in favor of selling our Community Scrip Card .

  We anticipate increases in our transaction volume in 2005 compared to 2004 arising from our fundraising card, loyalty and incentive cards, retail incentive cards as well as sales from our virtual mall.

  Comparison of year ended December 31, 2004, with the nine months ended December 31, 2003

  Revenues and Other Income

  We recorded revenues and other income from the various channels as follows:

	Year Ended December 31,	Nine Months Ended December 31,	Dollar	Percentage
	2004	2003	Change	Change
Sale of third party gift certificates/cards	$ 7,701,000	$ 4,133,000	$ 3,568,000	86.3%
Merchant fees earned from retailers	1,191,000	1,234,000	(43,000)	-3.5%
Fees earned from customers	914,000	539,000	375,000	69.6%
Miscellaneous Income	623,000	393,000	230,000	58.5%
Interest on restricted cash	50,000	26,000	24,000	92.3%
Gift certificate breakage	1,528,000	2,358,000	(830,000)	-35.2%
Total revenues and other income	$ 12,007,000	$ 8,683,000	$ 3,324,000	38.3%

  Our Company is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother's Day and Father's day, but the first three calendar months of the year typically represent only 10% of our transaction volume and revenues and other income. Approximately 90% of our full year revenues and other income are represented by the nine month period ended December 31, 2003.

  The apparent increase in revenue and other income is due to the comparison of the full year for 2004 with the nine months ended December 31, 2003. However, as noted above, our first calendar quarter revenues and other income generally represent 10% or less of our total annual revenues and other income.

  The increase in fees earned from customers of $375,000, or 69.6%, is partly due to the comparison of twelve months with nine months, but the continuing trend of significant increases in the sale of mall gift cards also contributed to the increase. As noted in the transaction volume table above, we have achieved a significant increase in the volume represented by the sale of mall gift cards. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these administration fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward.

  We receive immaterial revenue on gift cards sold until approximately 7 months from the date of sale. In some instances, we defer gift card fee revenue over a period of time that could range from 7 months to 18 months or longer from the date of sale of the gift card. When gift cards are sold, we hold the funds for redemption in restricted bank accounts maintained by the issuing bank and the card processor. We do not have access to these funds, which adds a security feature for the consumers and the malls selling the gift cards. We record gift card fee revenue in the period it is earned and recouped. The issuing bank and card processor calculate the fees owed to us and remit the fees to us from the restricted bank accounts on a regular basis, typically monthly.

  We anticipate the sale of third party gift cards and gift certificates to continue to increase. However, we expect that these revenues will represent a lesser percentage of the total revenues and other income in future periods. We also expect gift certificate breakage to continue to decline as our customers phase out the use of gift certificates and replace them with gift cards.

  We sell gift cards and gift certificates at a stated face value. We do not recognize the face value as revenue unless we bear the financial risk and liability for the gift certificates and gift cards sold. We record revenue for each product line.

  We purchase and re-sell third party retailer gift certificates and gift cards (primarily from Darden). The line item "Sale of third party gift certificates/cards" also includes our ValueLink operations, as well as our traditional scrip fulfillment business. We had a corresponding increase in revenues from transaction volumes, from the sale of third party gift certificates and gift cards, primarily from the increase in Darden fulfillment operations. We generate additional revenues through call center and Internet order fulfillment primarily ValueLink customers.

  Merchant Fee revenues earned from retailers represent dollars collected to cover expenses associated with the mall products. When customers purchase gift certificates and gift cards using their credit cards, we collect an additional fee to cover processing costs. Credit card processors seek to create agreements with service providers to share the revenue generated through redemption interchange. We, in turn, receive revenue from redemption interchange sharing agreements related to gift cards. We will continue to pursue and foster these opportunities. The reduction in merchant fees earned from retailers for the nine-month period ended December 31, 2003, corresponds with the reduction in transaction volume as described above, as fewer consumers purchased gift certificates and gift cards overall, thereby reducing the number of credit/debit card transactions we typically process relating to those sales.

  Our miscellaneous income is comprised of service income collected from our third party and mall customers. We charge our customers for additional services provided by our employees, through technology development, special reporting, and/or postage and handling associated with our products. As our customers seek to differentiate themselves within the industry, we expect these revenues to grow.

  We experienced a decrease in breakage income of 35.2% or $830,000 for the year ended December 31, 2004, compared to the nine-month period ended December 31, 2003. We recorded breakage for gift certificate transactions only. We record breakage as other income, as set forth in Critical Accounting Policies described above. We recorded a decrease in gift certificates issued for the year ended December 31, 2004, due to the termination of The Rouse Company contract and a shift to gift card sales. Based on current trends and the expansion of our gift card business, we expect breakage income from gift certificates to continue to decrease in ensuing years.

  These increases were partially offset by a decrease of approximately $634,000 or 29.3% from gift certificate breakage. This decrease reflects the continuing industry shift away from gift certificates toward gift cards and the loss of our largest gift certificate vendor, The Rouse Company.  We recorded a 57% decrease in gift certificate issuances for the year ended December 31, 2004 due to the mall industry consolidation and the above-mentioned shift to gift card sales.  Based on current trends and gift card expansion, we expect breakage income to continue to decrease in ensuing years.

  Cost of Revenues

  Cost of Revenues and Other Income:

	Year Ended December 31,	Nine Months Ended December 31,	Dollar	Percentage
	2004	2003	Change	Change
Third party gift certificates/cards	$ 7,118,000	$ 3,776,000	$ 3,342,000	88.5%
Merchant fees and charges	1,604,000	1,233,000	371,000	30.1%
Rebates	544,000	201,000	343,000	170.6%
Other	910,000	511,000	399,000	78.1%
Total cost of revenues and other income	$ 10,176,000	$ 5,721,000	$ 4,455,000	77.9%

  Cost of Revenues associated with third party gift certificates and gift cards represent the costs associated with providing outside gift certificates to our fulfillment and scrip customers. We purchase our inventory of outside vendors' cards and certificates directly from the vendors at a discount and then we resell them to outside customers. We experienced an 86.3% increase in sales of third party gift cards and gift certificates. We incurred a corresponding 88.5% increase in costs associated with these sales. We are focused on increasing our margins on these products in future periods.

  We incur costs in processing customer transactions, particularly credit/debit card transactions, through our merchant processor, Nova Information Systems, Inc. The shopping mall operator reimburses us for the credit/debit card processing costs. We recognize the reimbursement as revenue. We record the fees we pay to Nova Information Systems, Inc. to process the credit card as merchant fees.

  In 2003 and for the first nine months of 2004, we used the services of First Data Company and Bank First to process our Nova Information Systems, Inc. credit card transactions. During the fourth quarter of 2004, we began processing credit/debit card transactions through Solspark and/or MetaPayment Systems. Merchant Fees recorded during the fourth quarter decreased as a result of this vendor change. We expect to see costs associated with processing customer transactions continue to decrease as we migrate all of our mall clients to our new processors.

  We offer rebates to mall owner/operators as an incentive to use our card programs. We accumulate these fees and we pay the fees to the malls approximately one year following the completion of the card transaction year. These fees are transaction based, and as transaction volume grows , the rebates we pay to mall owner/operators will increase. Rebates also comprise a portion of the discounts we receive in exchange for re-selling traditional scrip to the various non-profit organizations such as the K-12 schools participating in our Children's Heroes program.

  Other Costs include primarily postage and physical costs associated with providing gift cards and certificates to our mall clients. The largest change in these accounts from the prior year is due to the inventory costs associated with providing our products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these inventory costs increase proportionately.

  Gross Profit

  Gross Profit for the related periods:

	Year Ended December 31,	Nine Months Ended December 31,	Dollar	Percentage
	2004	2003	Change	Change

Revenues	$ 12,007,000	$ 8,683,000	$ 3,324,000	38.3%
Cost of Revenues	(10,176,000)	(5,721,000)	(4,455,000)	77.9%
Gross Profit	$ 1,831,000	$ 2,962,000	$ (1,131,000)	-38.2%
Gross Profit %	15%	34%

  We experienced a decrease in gross profit (total revenues and other income less total cost of revenues and other income) due primarily to:

    the increased up-front costs associated with issuance of gift cards;

    the deferral of revenue from gift card sales until subsequent periods; and

    the decrease in gift certificate breakage realized during the respective periods.

  Gross Profit decreased approximately $822,000 in the year ended December 31, 2004, compared to the nine-month period ended December 31, 2003. The decrease in breakage revenue reflects approximately $830,000 of this reduction. The remaining difference reflects the nature of the gift card industry, in which costs are incurred in the contract origination period and revenue streams mature approximately 7 months thereafter.

  Selling, General and Administrative

	Year Ended December 31,	Nine Months Ended December 31,	Dollar	Percentage
	2004	2003	Change	Change

Personnel	$ 3,205,000	$ 2,514,000	$ 692,000	27.5%
Non-qualified stock options	-	1,250,000	(1,250,000)	-100.0%
Other Selling, General and Administrative Expenses	1,280,000	1,019,000	261,000	25.6%
Professional Fees	483,000	220,000	263,000	119.5%
	$ 4,968,000	$ 5,003,000	$ (34,000)	-0.7%

  For the year ended December 31, 2004, compared to the nine-month period ended December 31, 2003, we experienced a decrease in selling, general and administrative expenses due to a non-cash expense of $1,250,000 for non-qualified stock options that were extended to one of our original employees who terminated employment in February 2003. Selling, general and administrative expenses for the nine-month period ended December 31, 2003, excluding this expense for non-qualified stock options, totaled approximately $3,800,000. The corresponding increase in selling, general and administrative expense for the year ended December 31, 2004, excepting the $1,250,000 non-cash expense form the nine-month period ended December 31, 2003, amounted to approximately $1,200,000 or 31.6%.

  Personnel expenses increased due to the hiring of several executives. However, the increases in executive salaries were offset by the reduction in the number of employees needed during our heavy holiday season, as shown in the full year comparative results displayed below. We have employed nearly half of our employees for more than five years. Our experience will continue to benefit us in the marketplace. We expect personnel expenses to remain constant or to increase slightly based on normal attrition as new employees are hired to meet the growing demand for our products and services.

  Other selling, general and administrative expenses include rent, travel, and depreciation expenses. We experienced a 0.7% reduction in selling, general and administrative expenses, while at the same time experiencing a 38.3% growth in revenue. We are committed to controlling selling, general and administrative expenses by utilizing cost control measures and implementing process improvements.

  Professional Fees include expenses for legal and accounting fees. We expect these expenses to increase as we enhance our disclosure controls and procedures and to strengthen our internal control over financial reporting. We will contract with independent consultants to assist us with our disclosure and financial controls. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect to incur additional expenses for professional fees for compliance. We also expect to incur additional legal fees in connection with litigation and other legal matters.

  Net Income (Loss)

  Net Income (Loss) for the related periods is as follows:

	Year Ended	Nine Months Ended
	December 31,	December 31,	Dollar	Percentage
	2004	2003	Change	Change

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (4,128,000)	$ (2,423,000)	$ 1,705,000	-70.4%

  Our transaction volume decreased in the year ended December 31, 2004 from the nine-month period ended December 31, 2003, primarily due to the termination of our contract with The Rouse Company. However, revenues and other income increased in the comparable periods, as our gift card programs generated revenue more quickly than our gift certificate programs. Our gift card program costs are "front-loaded", meaning we bear the cost of providing the card services, but do not receive material revenues until several quarters later. Accordingly, we show a greater increase in cost of revenues than an increase in revenues. We anticipate this trend to continue until new product offerings and programs result in greater revenue throughout the year and decrease our upfront cost of cards prior to sale. As we become less dependent upon maintenance fees, expiration fees and breakage, revenues and costs will be recorded nearer in time. We have decreased selling, general and administrative expenses through attrition and cost cutting measures. However, our generation of cash flows from operating activities has not been sufficient to cover operations. Therefore, we have raised working capital through equity and debt offerings. The equity offerings dilute existing stockholders and the debt offerings increase our interest expense, which has negatively affected our net income (loss). We continually strive to increase sales of higher profit margin products and expect this to increase cash flows from operating activities in the future. We expect our need for raising capital from outside sources to fund operations will decrease.

  Comparison of year ended December 31, 2004 with the year ended December 31, 2003

  Revenues and Other Income

  Revenues and other income from the various channels are recorded as follows:

	Year Ended December 31,		Dollar	Percentage
	2004	2003	Change	Change
Sale of third party gift certificates/cards	$ 7,701,000	$ 4,604,000	$ 3,097,000	67.3%
Merchant fees earned from retailers	1,191,000	1,409,000	(218,000)	-15.5%
Fees earned from customers	914,000	567,000	347,000	61.2%
Miscellaneous Income	623,000	444,000	179,000	40.3%
Interest on restricted cash	50,000	35,000	15,000	42.9%
Gift certificate breakage	1,528,000	2,162,000	(634,000)	-29.3%
Total revenues and other income	$ 12,007,000	$ 9,221,000	$ 2,786,000	30.2%

  The main reason for the increase in revenue and other income in 2004 compared to 2003 is the significant increase in the sale of third party gift cards and gift certificates. Sales of gift cards and gift certificates increased approximately $3,000,000, or 67.3%, mainly related to an increase in the Darden fulfillment operations. We also reflected an increase of approximately $347,000, or 61.2%, from fees earned from customers. This increase represents the continuing trend of significant increases in the sale of mall gift cards. As noted in the transaction volume table above, we have seen a significant increase in the volume represented by the sale of mall gift cards. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of gift cards. Our contracts in the past generally allowed malls to retain these administration fees. Point-of-sale fees that we retain represented an increase of approximately $280,000 in 2004 compared to 2003. We expect this trend to continue as we complete new mall contracts.

  These increases were partially offset by a decrease of approximately $634,000 or 29.3% from gift certificate breakage. This decrease reflects the continuing industry shift away from gift certificates toward gift cards and the loss of our largest gift certificate vendor, The Rouse Company.  We recorded a 57% decrease in gift certificate issuances for the year ended December 31, 2004 due to the mall industry consolidation and the above-mentioned shift to gift card sales.  Based on current trends and gift card expansion, we expect breakage income to continue to decrease in ensuing years.

  Cost of Revenues

  Cost of revenues for the various revenue channels are as follows:

	Year Ended December 31,		Dollar	Percentage
	2004	2003	Change	Change
Third party gift certificates/cards	$ 7,118,000	$ 4,251,000	$ 2,867,000	67.4%
Merchant fees and charges	1,604,000	1,523,000	81,000	5.3%
Rebates	544,000	209,000	335,000	160.3%
Other	910,000	585,000	325,000	55.6%
Total cost of revenues and other income	$ 10,176,000	$ 6,568,000	$ 3,608,000	54.9%

  Cost of Revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates to our fulfillment and scrip customers. Our inventory of outside vendors' cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers. As noted above, we experienced a 67% increase in sales associated with third party cards and certificates. We incurred a corresponding 67% increase in costs associated with these sales. We are focused on increasing our margins on these products in future periods.

  We incur costs in processing customer transactions, particularly credit/debit card transactions, through our merchant processor, Nova Information Systems, Inc. The shopping mall owner/operator reimburses us for the credit/debit card processing costs. The reimbursement is recognized as revenue. The fees paid by us to Nova Information Systems, Inc. to process the credit card are recorded as Merchant Fees.

  In 2003 and for the first nine months of 2004, we were using First Data Company and Bank First as the infrastructure to process our Nova Information Systems, Inc. credit card transactions. During the fourth quarter of 2004, we began processing credit/debit card transactions through Solspark and/or MetaPayment Systems. Merchant Fees recorded during the fourth quarter decreased as a result of this vendor change. We expect to see costs associated with processing customer transactions continue to decrease as we migrate all of our mall clients to our infrastructure partners.

  Rebates are offered to mall owner/operators as an incentive to use our card programs. These fees are usually accumulated and paid by us to the malls approximately one year following the completion of the card transaction year. These fees are transaction based, and as transaction volume grows (as discussed above), the rebates paid to mall owner/operators will increase. Rebates also comprise the portion of the discounts we receive in exchange for re-selling traditional scrip to the various non-profit organizations such as the K-12 schools participating in our Children's Heroes program. Rebates paid to Scrip non-profit organizations grew from approximately $55,000 in 2003, to $117,000 during the year ended December 31, 2004.

  Other Costs is comprised primarily of postage and physical costs associated with providing gift cards and certificates to our mall clients. The largest change in these accounts from the prior year is due to the "hard costs" associated with providing our products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these hard costs increase proportionately.

  Gross Profit

  Gross Profit for the related periods is as follows:

	Year Ended December 31,		Dollar	Percentage
	2004	2003	Change	Change
Revenues	$ 12,007,000	$ 9,221,000	$ 2,786,000	30.2%
Cost of Revenues	(10,176,000)	(6,567,000)	(3,609,000)	55.0%
Gross Profit	$ 1,831,000	$ 2,654,000	$ (823,000)	-31.0%
Gross Profit %	15%	29%

  The Company experienced a decrease in gross profit (total revenues and other income less total cost of revenues and other income) due primarily to:

    the increased up-front costs associated with issuance of gift cards;

    the deferral of revenue from gift card sales until subsequent periods; and

    the decrease in gift certificate breakage realized during the respective periods due to decreased gift certificate sales.

  Gross Profit decreased approximately $822,000 from December 31, 2003 to December 31, 2004. The decrease in breakage revenue (discussed above) reflects approximately $624,000 of this reduction. The remaining difference can be explained by the nature of the gift card industry. Costs are incurred in the contract origination period, while revenue streams mature approximately 7 months following, as described above. Therefore, as the gift card transaction volume grows, we continue to experience declining margins since the majority of the costs to generate the gift card volume are recorded before or at the time the card is sold and the majority of the revenues related to such cards do not begin to be recorded until approximately 7 months later.

  Selling, General and Administrative

	Year Ended December 31,		Dollar	Percentage
	2004	2003	Change	Change

Personnel	$ 3,205,000	$ 3,453,000	$ (247,000)	-7.2%
Non-qualified stock options	-	1,250,000	(1,250,000)	-100.0%
Other Selling, General and Administrative Expenses	1,280,000	1,441,000	(161,000)	-11.2%
Professional Fees	483,000	308,000	175,000	56.8%
	$ 4,968,000	$ 6,452,000	$ (1,483,000)	-23.0%

  For the year ended December 31, 2003, we experienced an increase in selling, general and administrative expenses due to a non-cash expense of $1,250,000 for non-qualified stock options that were extended and transitioned from a qualified plan to a non-qualified plan for one of the original employees of the Company that ceased employment in February 2003. Selling, General and Administrative expenses for the year ended December 31, 2003, without considering this expense for non-qualified stock options, totaled approximately $5.2 million.

  Personnel expenses decreased due to normal attrition, and process improvements in our fulfillment business that required less man-power during our peak holiday season. We have employed nearly half of our personnel for over five years. Our experience will continue to benefit us in the marketplace.

  Other Selling, General and Administrative expenses are comprised of rent, travel, and depreciation expenses. We experienced a 23% reduction in selling, general and administrative expenses, while at the same time experiencing a 30.2% growth in revenue. We are committed to keeping selling, general and administrative expenses at a minimum by utilizing cost control measures and implementing process improvements.

  Professional Fees consists of expenses for Legal and Accounting fees. These expenses are expected to continue to grow as we enhance our operating and controls environment. Internal controls are critical to achieve strong performance over time. We will contract, as appropriate, with independent consultants to further strengthen our internal control environment. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect additional expenditures to protect and further our interests in this area. We also expect additional expenditures to defend ourselves in the matters of litigation we are a party to.

  Net Income (Loss)

  Net Income (Loss) for the related periods is as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percentage
	2004	2003	Change	Change

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (4,128,000)	$ (4,487,000)	$ (359,000)	8.0%

  Transaction volume decreased 12.7% in the year ended December 31, 2004 from the comparable period ended December 31, 2003, primarily due to the shopping mall industry consolidation discussed above. However, Revenues and other income increased 30.2% in the comparable periods, as our gift card programs are more profitable than our gift certificate programs. As discussed above, our gift card program costs are "front-loaded", meaning we bear the cost of providing the card services, but do not receive material revenues until several quarters later. This has the effect of showing a greater increase in cost of revenues than the growth rate in revenues. We anticipate this trend to continue until new product offerings and programs result in more even revenue recognition throughout the year and minimize the upfront cost of cards to us prior to sale. As we become less dependent upon maintenance fees, expiration fees and breakage, revenues and costs will be recorded at approximately the same time. We have consistently decreased Selling, General and Administrative expenses through attrition and cost cutting measures. However, our generation of cash flows from operating activities has not been sufficient and therefore, we have raised working capital through equity and debt offerings. The equity offerings dilute existing stockholders and the debt offerings increase our interest expense, which has negatively impacted our net income (loss). We continually strive to increase sales of higher profit margin products and expect this to increase cash flows from operating activities in the future. This will minimize or eliminate the need for raising capital from outside sources. We are currently in discussions with several institutional level financial companies in order to obtain the working capital we need to market and distribute our new products and execute our business plan. We are also in discussions with investment bankers to assist us with the completion of a public offering of our common stock. The timing and success of these events is not certain.

  Recent Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers. The Company will adopt SFAS No. 123R beginning in the Company's first fiscal quarter of 2006. The Company is assessing the impact of this statement and believes the adoption of SFAS No. 123R may have a material effect on the Company's financial position and results of operations.

  We do not believe that other recently issued, but not yet effective, accounting standards if applicable to us would have a material affect on our financial position, results of operations or liquidity.

  Liquidity and Capital Resources

  Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through December 31, 2004 was approximately $34.3 million. During the year ended December 31, 2004, we utilized $2,144,400 in cash from operating activities. At December 31, 2004 we had a deficit in working capital of $4,546,863. Our ability to meet our obligations as they com due is dependent upon obtaining additional financing as may be required and ultimately attaining sustained profitability. Our net losses decreased by 8.0% or approximately $0.4 million to $4.1 million from $4.5million for the year ended December 31, 2004, when compared to the year ended December 31, 2003.

  Subsequent to December 31, 2004, we entered into four financing agreements that provide us with an additional $700,000 we can use at our discretion for operations. We also completed a $2.285 million, or 571,250 common share private equity offering. The proceeds are for general operating purposes. We incurred offering costs in the form of commissions of $50,600. In March 2005, we renegotiated the terms of certain financing agreements, extending their maturities past December 31, 2005.

  We continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until our operations provide sufficient cash to meet our needs. We are taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to pass along certain costs to our customers that we previously absorbed; and increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract. We can give no assurance that we will be successful in executing our plans to improve operations or obtain additional debt and equity financing. If we are unable to improve operations or obtain additional debt and equity financing, we may be required to restructure operations during 2005. We believe that if we are not able to obtain additional financing for the development of our overall business, we could restructure our operations to be profitable at the current level of sales. However, we can give no assurance that we will be able to continue operating without additional financing.

  Our ability to meet our debts as they come due is dependent on our obtaining additional financing as required, and ultimately on our ability to achieve our business plan and attain profitability. We currently operate without a line of credit and occasionally enter into short and long-term promissory notes with accredited investors, typically existing stockholders. These promissory notes often have conversion privileges into our common stock, easing debt service requirements. However, conversion privileges and warrants issued in conjunction with the notes could potentially dilute existing stockholders and increase our operating losses.

  Beneficial Conversion Interest Expense

  The beneficial conversion feature is the difference between the market value of the common stock and the conversion rate of the debt into common stock, limited to the amount of debt. The beneficial conversion feature is recognized as interest expense over the period from the date of the note to the date when the conversion of the debt into common stock may first take place.

  Off Balance Sheet Arrangements

  The Company does not have any interests in off-balance sheet variable interest entities nor does it have any interests in non-exchange traded commodity contracts.

  Contractual Obligations

  The following table summarizes the Company's outstanding borrowings and long-term contractual obligations at December 31, 2004, and the periods in which these obligations are scheduled to be paid in cash.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Current debt	$1,346,668	$1,346,668
Long-term debt	$4,100,000		$4,100,000
Operating leases	$398,433	$335,303	$63,130
Total	$5,399,183	$1,681,971	$4,163,130	$-0-	$-0-

  Inflation

  We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented nor is it expected to in the next year.

  ITEM 7. FINANCIAL STATEMENTS

  The Company's financial statements required by this item are included in Part III, Item 14 of this Report.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information required by Item 304 of Regulation S-B is incorporated by reference to Forms 8-K filed by us with the SEC on October 28, 2003 and November 11, 2003.

  ITEM 8A. CONTROLS AND PROCEDURES

  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

  As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Tanner LC, identified significant deficiencies that require improvements to be made in the design or operation of our internal control over financial reporting.

  The reportable conditions in our internal control over financial reporting relate to the capture of all necessary information for complete disclosure in the footnotes to the financial statements for the required periods prior to the auditors' review. The deficiencies were detected in the audit process and the disclosures have been appropriately presented in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Audit Committee.

  We will make additional efforts to improve and strengthen our control processes and procedures. Our management and our audit committee will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

  There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

  ITEM 8B. OTHER INFORMATION

  None.

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The information required by this Item is included in "Proposal No. 1: Elections of Directors", "Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  ITEM 10. EXECUTIVE COMPENSATION

  The information required by this Item is included in the "Executive Compensation and Related Information" section of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Equity Compensation Plan Information

  On January 22, 1997, we approved and adopted the 1997 Stock Option Plan, which is an exempt employee benefit plan under Rule 16b-3 promulgated under Section 16 of the Securities and Exchange Act of 1934, as amended. The 1997 Stock Option Plan is our only equity compensation plan. The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under the 1997 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders(1)	7,879,896	$2..260	3,950,624(2)
Equity Compensation Plans Not Approved by Stockholders	NA	NA	NA
Total	NA		3.950,624

  __________

  (1) Consists of the 1997 Stock Option Plan.

  (2) Consists of shares available for future issuance under the 1997 Stock Option Plan. As of December 31, 2004, an aggregate of 3,950,624 shares of our common stock were available for issuance under the 1997 Stock Option Plan.

  The other information required by this Item is included in the "Security Ownership of Certain Beneficial Owners and Management" sections of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

  The information required by this Item is included in the "Certain Relationships and Related Transaction" section of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  ITEM13. EXHIBITS

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Articles of Merger	(1)
3.1	Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(1)
3.3	Articles of Amendment of Articles of Incorporation
4.1

  See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation, as amended, and Amended and Restated Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.

10.1	Services Agreement by and between Wildcard Systems, Inc. and NBO, Inc., dated as of March 20, 2001	(2)
10.2	Internet Gift Card(s) Agreement by and between NBO, Inc. and GMRI, Inc., dated as of August 4, 2000	(2)
10.3	Class A Warrant to Purchase Common Stock of Neighborhood Box Office, Inc.	(2)
10.4	1997 Stock Option Plan of Neighborhood Box Office, Inc.	(2)
10.5	Form of Contract Services Agreement between Neighborhood Box Office, Inc. and The Rouse Company (including a schedule of substantially identical agreements)	(2)
10.6	Form of Purchase Agreement and Service Contract between Neighborhood Box Office, Inc. and certain shopping malls managed by Urban Retail Properties Company (including a schedule of substantially identical agreements)	(2)
10.7	Form of Contract Services Agreement between Neighborhood Box Office, Inc. and certain shopping malls managed by JP Realty Inc. (including a schedule of substantially identical agreements)	(2)
10.8	Form of Contract Services Agreement between The Gift Certificate Company and certain owners and operators of shopping malls (including a schedule of substantially identical agreements)	(2)
10.9	Value-Added Reseller Agreement by and between GEMPLUS Corporation and Neighborhood Box Office, Inc., dated 1998	(2)
10.10	Standard Gift Certificate Participation Agreement, dated 1999	(2)
10.11	Contract Services Agreement by and between Neighborhood Box Office, Inc. and Smith's Food and Drug Centers, Inc., dated April 11, 2000	(2)
10.12	Advertising and Promotions Agreement by and between eBay Inc. and Neighborhood Box Office, Inc., dated June 2001	(2)
10.13	Contract Services Agreement by and between The Gift Certificate Company, Inc. and Bayer Properties Inc., dated October 4, 2001	(1)
10.14	Contract Services Agreement by and between The Gift Certificate Company, Inc. and Prime Outlets of Grove City, dated April 24, 2001	(1)
10.15	Originating Depository Financial Institution Originator Agreement with Bank First dated March 19, 2004	(3)
10.16	Originating Depository Financial Institution Originator Agreement with Florida Bank, N.A. Dated December 30, 2003	(3)
10.17	Amendment to Master Agreement with Metavante Corporation date June 22, 2004	(3)
10.18	Letter of Intent with Meta Payment Systems dated August 30, 2004	(3)
10.19	Marketer Agreement with First Federal Savings Bank of the Midwest dba Meta Payment Systems dated September 2, 2004	(3)
10.20	Premium Incentives, Inc.	(3)
10.21	Originating Depository Financial Institution Originator Agreement with First Federal Savings Bank of the Midwest dba Meta Payment Systems dated September 13, 2004	(3)
10.22	First Amendment to Contract Services Agreement with Glimcher Properties Limited Partnership dated September 9, 2004	(3)
10.23	Merchant Processing Agreement with NOVA Information Systems, Inc., U.S. Bank, N.A. dated October 14, 2004	(3)
10.24	Letter of Intent with Great Lakes Scrip Center, L.L.C. dated November 9, 2004	(3)
10.25	Addendum to Internet Gift Cards Agreement with Darden GC Corp. dated November 10, 2004	(3)
10.26	Premises Lease Amendment #1 with 5B Bangerter L.L.C. dated October 27, 2004	(3)
31.1	Section 302 Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Section 302 Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

  (1) Previously filed on Form 10-SB12G/A (File No. 000-33037) on April 26, 2002.

  (2) Previously filed on Form 10-SB12G (File No. 000-33037) on August 2, 2001.

  (3) To be filed by subsequent amendment.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information required by this Item is included in "Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm" section of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  NBO SYSTEMS, INC.

  INDEX TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and

  Stockholders of NBO Systems, Inc.

  We have audited the accompanying balance sheets of NBO Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2004 and the nine months ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBO Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the nine months ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses, has a working capital deficit of $4,546,863 and an accumulated deficit of $34,301,717 as of December 31, 2004, and had negative cash flows from operating activities of $2,144,400 for the year ended December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Tanner LC

  Salt Lake City, Utah

  March 29, 2005

  NBO Systems, Inc.

  BALANCE SHEETS

  ASSETS

	December 31,	December 31,
	2004	2003

CURRENT ASSETS
Cash	$ 152,910	$ 58,077
Restricted cash	16,798,638	25,410,674
Accounts receivable, net of allowance for uncollectible accounts
of $6,000 at December 31, 2004 and $5,844 at December 31, 2003	598,604	857,200
Inventory	294,471	315,823
Prepaid expenses	136,206	27,018
Employee advances	5,159	3,078
Total current assets	17,985,988	26,671,870
PROPERTY AND EQUIPMENT, NET	548,026	875,182
OTHER ASSETS
Deposits and reserves	333,478	727,965
Other assets	114,773	109,696
	448,251	837,661
	$ 18,982,265	$ 28,384,713

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Gift certificates and gift cards payable	$ 16,884,501	$ 29,108,106
Accounts payable	3,065,340	2,173,637
Accrued liabilities	1,236,342	1,362,270
Notes to stockholders	1,000,750	271,399
Notes to officer	345,918	-
Total current liabilities	22,532,851	32,915,412

LONG-TERM LIABILITIES
Notes to stockholders	4,100,000	1, 025,000
Notes to officer	-	368,000
Total long-term liabilities	4,100,000	1,393,000

Total liabilities	26,632,851	34,308,412

COMMITMENTS AND CONTINGENCIES (Notes B and M)

STOCKHOLDERS' DEFICIT
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 71,670 and 65,155 shares issued and outstanding at December 31, 2004 and 2003, respectively; redemption value $2.20 per share.	71,670	65,155
Common stock, par value $0.0005; authorized 50,000,000 shares; 17,058,670 and 16,317,661 shares issued and outstanding at December 31, 2004 and 2003, respectively.	8,529	8,159
Subscriptions receivable	(17,900)	(17,900)
Additional paid-in capital	26,588,832	24,194,647
Accumulated deficit	(34,301,717)	(30,173,760)
Total stockholders' deficit	(7,650,586)	(5,923,699)
	$ 18,982,265	$ 28,384,713

  The accompanying notes are an integral part of these statements.

  NBO Systems, Inc.

  STATEMENTS OF OPERATIONS

	Year ended	Year ended	Nine months ended
	December 31,	December 31, 2003	December 31,
	2004	(unaudited)	2003
Revenues	$ 10,479,503	$ 7,059,608	$ 6,325,047
Other Income	1,527,965	2,161,887	2,358,168
Total revenues and other income	12,007,468	9,221,495	8,683,215

Operating expenses
Cost of revenues and other income	10,176,484	6,567,228	5,721,057
Selling, general and administrative expenses	4,968,044	6,451,487	5,002,854
Total operating expenses	15,144,528	13,018,715	10,723,911

Operating loss	(3,137,060)	(3,797,220)	(2,040,696)

Interest expense	(818,551)	(319,517)	(250,697)
Other expenses	(50,190)	(258,761)	(20,607)

Loss before income taxes	(4,005,801)	(4,375,498)	(2,312,000)
Income tax benefit	-	-	-
NET LOSS	$ (4,005,801)	$ (4,375,498)	$ (2,312,000)
Dividends on preferred stock	(122,156)	(111,076)	(111,076)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$ (4,127,957)	$ (4,486,574)	$ (2,423,076)

Net loss per common share -- basic and diluted	$ (0.25)	$ (0.27)	$ (0.15)
Weighted-average number of common
shares outstanding -- basic and diluted	16,555,000	16,401,000	16,336,000

  The accompanying notes are an integral part of these statements.

  NBO Systems, Inc.

  STATEMENTS OF STOCKHOLDERS' DEFICIT

  Year ended December 31, 2004, nine-months ended December 31, 2003, and three months ended March 31, 2003 (unaudited)

	Convertible redeemable preferred stock		Common stock		Subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total
	Number of shares	Amount	Number of shares	Amount

Balance at January 1, 2003 (unaudited)	59,231	$59,231	16,586,960	$8,293	$(17,900)	$22,721,117	$(25,466,589)	$(2,695,848)

Common stock issued for
Payment of Interest (unaudited)	-	-	3,418	2	-	13,670	-	13,672
Cash (net of issuance costs of $0) (unaudited)	-	-	31,001	16	-	123,989	-	124,005
Common stock warrants issued for interest (unaudited)	-	-	-	-	-	21,794	-	21,794
Net loss (unaudited)	-	-	-	-	-	-	(2,284,095)	(2,284,095)
Balance at March 31, 2003	59,231	59,231	16,621,379	8,311	(17,900)	22,880,570	(27,750,684)	(4,820,472)
Preferred stock dividends	5,924	5,924	-	-	-	105,152	(111,076)	-
Common stock issued for:
Rescission of option exercise	-	-	(312,500)	(156)	-	(109,219)	-	(109,375)
Payment for services	-	-	2,400	1	-	9,599	-	9,600
Payment of interest	-	-	6,382	3	-	25,525	-	25,528
Common stock options and warrants issued for services and compensation	-	-	-	-	-	1,250,000	-	1,250,000
Common stock warrants issued for interest	-	-	-	-	-	33,020	-	33,020
Net loss	-	-	-	-	-	-	(2,312,000)	(2,312,000)
Balance at December 31, 2003	65,155	65,155	16,317,661	8,159	(17,900)	24,194,647	(30,173,760)	(5,923,699)
Preferred stock dividends	6,515	6,515	-	-	-	115,641	(122,156)	-
Common stock issued for:
Rescission of warrant exercise	-	-	(4,023)	(2)		(16,090)	-	(16,092)
Repayment of note payable	-	-	17,782	7	-	48,890	-	48,897
Exchange of warrants	-	-	155,111	78	-	(78)	-	488,371
Payment of interest	-	-	889	1	-	3,557	-	3,558
Cash (net of issuance costs of $67,638)	-	-	571,250	286	-	2,217,362	-	1,729,277
Common stock warrants issued for payment of interest	-	-	-	-	-	24,903	-	24,903
Net loss	-	-	-	-	-	-	(4,005,801)	(4,005,801)
Balance at December 31, 2004	71,670	71,670	17,058,670	8,529	(17,900)	26,588,832	(34,301,717)	(7,650,586)

  The accompanying notes are an integral part of this statement

  NBO Systems, Inc.

  STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Nine months ended
	December 31,	December 31, 2003	December 31,
	2004	(unaudited)	2003
Increase (decrease) in cash
Cash flows from operating activities:
Net loss	$ (4,005,801)	$ (4,375,498)	$ (2,312,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	341,553	345,426	261,062
Loss on disposal of other assets and property and equipment	80,330	264,466	24,767
Common stock options and warrants issued for services
and compensation	-	1,250,000	1,250,000
Common stock warrants issued for interest	24,903	54,814	33,020
Common stock issued for services	-	9,600	9,600
Common stock issued as payment of interest	3,558	39,200	25,528
Bad debt expense	12,327	6,648	-
Changes in assets and liabilities:
Accounts receivable	246,269	(451,168)	(704,295)
Employee advances	(2,081)	(4,471)	1,165
Inventory	21,352	(252,570)	(247,394)
Prepaid expenses and other assets	223,809	97,215	5,971
Accounts payable	891,703	557,475	1,562,455
Accrued liabilities	17,678	613,819	566,038
Total adjustments	1,861,401	2,530,454	2,787,917
Net cash (used in) provided by operating activities	(2,144,400)	(1,845,044)	475,917
Cash flows from investing activities:
Purchase of property and equipment	(58,120)	(165,676)	(78,264)
Proceeds from sale of property, equipment, and other assets	19,806	800	799
Net cash used in investing activities	(38,314)	(164,876)	(77,465)
Cash flows from financing activities:
Decrease in checks written in excess of cash in bank	-	-	(16,671)
(Decrease) increase in advances on restricted cash	(3,611,569)	1,605,807	(844,604)
Proceeds from sale of common stock	2,201,556	124,005	-
Payments on notes to officer	(22,082)	(15,000)	(15,000)
Proceeds from notes to stockholders	3,731,392	1,025,000	750,000
Principal payments on notes to stockholders	(21,750)	(621,853)	(214,100)
Net cash provided by (used in) financing activities	2,277,547	2,067,997	(340,375)
Net increase in cash	94,833	58,077	58,077
Cash at beginning of period	58,077	-	-
Cash at end of period	$ 152,910	$ 58,077	$ 58,077

  The accompanying notes are an integral part of these statements.

  NBO Systems, Inc.

  STATEMENTS OF CASH FLOWS - CONTINUED

	Year ended	Year ended	Nine months ended
	December 31, 2004	December 31, 2003	December 31, 2003
		(unaudited)

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 807,643	$ 72,306	$ 27,188
Cash paid during the period for income taxes	2,990	1,581	1,682

Noncash Investing and Financing Activities
Transfers of fixed assets to other assets	(30,815)	(312,370)	(16,012)
Transfers of other assets to fixed assets	41,677	138,606	64,560
Preferred stock dividends	122,156	111,076	5,924
Stock issued to repay notes payable to stockholders	48,897	-	-
Increase in notes to officer due to rescission of stock option exercise	-	(109,375)	(109,375)

  The accompanying notes are an integral part of these statements

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

  1. Organization and business activity

  NBO Systems, Inc. ("NBO" or the "Company") began operations in June 1994. From inception through March 31, 1999, NBO was considered a development stage company. Prior to that time, its activities had principally been related to market analysis, capital raising, research and development and other business planning activities. As such, the Company had no significant revenue from its planned principal operations. Prior to October 1998, the Company had generated limited revenue from the sale of kiosks and the licensing of software.

  In October 1998, NBO entered into long-term exclusive agreements with certain mall property and retail owners in an effort to build a larger national presence in selling gift certificates. As a result of these contracts, the Company started significant gift certificate operations and was no longer considered a development stage company as of March 31, 1999. The Company has since entered into long-term exclusive agreements with certain mall property owners to provide stored-value gift card services. The Company also provides fulfillment services for third-party national retailer gift certificates and gift cards. The Company began providing services to the charitable fund raising sector through its Children's Heroes division in December 2002; however, operations related to this division are still under development. The Company has not generated significant revenues from this business channel to date.

  In January 2002, the Company merged into its wholly owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland.

  During 2003, the Company changed its fiscal year from March 31 to December 31.

  2. Use of estimates

  The preparation of the Company's financial statements, in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, including those related to estimated breakage (see Note A - Item 11), that affect the reported assets and liabilities, and the disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported revenues and expenses for the periods of presentation. Actual results could differ from those estimates.

  3.Concentrations of credit risk

  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

  The Company maintains its cash and restricted cash in bank deposit accounts, which typically exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to significant credit risk on cash and restricted cash account balances.

  4.Cash equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. See Note C for a discussion regarding accounting policies for restricted cash.

  5.Other assets and prepaid expenses

  Other assets consist of deposits and reserves, gift certificate and gift card stock, operating supplies, computer equipment components, and trademarks, and are recorded at cost, less accumulated amortization when applicable. Amortization of other assets and prepaid expenses is provided principally on the straight-line method over the estimated useful life of the related asset.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  6.Accounts receivable and allowance for doubtful accounts

  Accounts receivable are stated at the contractual amount, reduced by an allowance for doubtful accounts.

  The allowance for doubtful accounts is established through a provision for losses charged to expense. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance for doubtful accounts is set at an amount management believes will be adequate to absorb possible losses on existing receivable balances deemed potentially uncollectible, based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the accounts receivable portfolio, overall portfolio quality, review of specific problem receivables, and current economic conditions that may affect the customer's ability to pay.

  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date. In some cases, where contractually permitted, interest is charged on receivables that are past due. Interest stops when the Company writes off an item as uncollectible. The Company writes off a receivable as uncollectible based upon the facts and circumstances of each receivable, with the primary factor being the likelihood of prevailing on the collection, and whether the expense for the collection efforts would exceed the amount owed.

  7.Inventory

  Inventory consists of gift certificates and gift cards purchased from third party retailers. Gift certificates and gift cards are recorded at cost (specific identification method).

  8.Property and equipment

  Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Years
Furniture and fixtures	10
Kiosks	5
Support equipment	5-10
Office equipment and vehicles	4-5
Software	5
Leasehold improvements	5

  Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of property and equipment are reflected in operations.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  9.Income taxes

  The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates and laws. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded when it is more likely than not that those tax benefits will not be realized.

  10.Net loss per common share

  Basic earnings (loss) per share (EPS) is calculated using income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants granted or sold, convertible preferred stock and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

  The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock included in Notes H, K and L have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2003.

  For the years ended December 31, 2004 and 2003 and nine months ended December 31, 2003, respectively, the Company had 7,915,849; 6,956,536 and 6,956,536 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

  11.Revenue recognition

  The Company sells gift certificates and gift cards. Some sales are Company gift certificate or gift card stock, with the remainder being gift certificates or gift cards purchased through a third-party merchant that are issued on the third-party merchant's stock. The third-party merchant gift certificates or gift cards are purchased in bulk at a discount and re-sold at full face value. The full face value of the gift certificate or gift card sale is reported by the Company as revenue only when the Company has no responsibility or liability for the redemption of the gift certificates or gift cards sold.

  Based on the preceding, for sales of third-party merchant gift certificates or gift cards, the Company records as revenue the amount received from the customer at the time of the sale. The amount that the Company pays the retailer is recorded as a cost of revenue. The Company recognizes point of sale convenience fee revenue earned from customers from the sale of gift certificates or gift cards upon occurrence of the event. Merchant fee revenue earned from retailers is recognized when gift certificates or gift cards are redeemed. With respect to gift certificate or gift card service contracts, reimbursable merchant fee revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. Interest income is recognized when earned.

  During 2002, the Company began recognizing income on old, unredeemed/unredeemable gift certificates or gift cards in accordance with contractual agreements. Gift certificates or gift cards that are not redeemed by the holder due to destruction, loss, maintenance fees or service charges, expiration or the expiration of the legal statute of limitations, or other reasons are subject to claim by the Company as unredeemed/unredeemable property. Gift certificates or gift cards that are not redeemed are referred to as "breakage."

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  The Company recognizes income on breakage at the end of the term of the period in which the Company is obligated to honor gift certificates, which ranges from one to seven years and is based on either the expiration date on the gift certificate or the applicable legal statute of limitation (applicable where state law prohibits expiration dates), which represents the extinguishment of the liability. Breakage income is recognized on paper gift certificates during the month following the expiration date. Breakage income is recognized on paper gift certificates with no expiration date based on the applicable legal statute of limitation. Revenue is recognized on gift cards in the period in which the Company receives the maintenance fee, service charge, or expiration fee applied to the consumer's gift card. In all cases, the Company records breakage revenue on gift cards not more than 20 months from the month of sale.

  The Company records and compiles the total cumulative amount of breakage based on total historical sales and breakage experience since the Company began selling paper gift certificates in October 1998 and gift cards in October 2001. The Company monitors historical breakage experience and makes estimates of future breakage and trends based on that historical experience. The Company makes operating cash decisions and realizes advances on restricted cash based upon those historical sales and breakage estimates. The Company does not use restricted cash in excess of the estimated amount of breakage calculated on historical sales for working capital purposes.

  12.Stock based compensation

  In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", expense is recognized in connection with the grant of stock options when issued to nonemployees using the fair-value based method. The expense is equal to the fair value of the options, based on the Black-Scholes option-pricing model, at the grant dates and is expensed ratably over the vesting periods.

  The Company accounts for its employee based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). During the years ended December 31, 2004 and 2003, and the nine-months ended December 31, 2003, the Company did not grant any stock options to employees or members of the Company's Board of Directors with exercise prices below the market price on the measurement date. The Company granted stock options and warrants to non-employees for services and interest resulting in $24,903, $1,304,814, and $1,283,020 of general and administrative expense during the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2003, respectively.

  An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using the Black-Scholes option-pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.

  The following table illustrates the effect on net loss and net loss per common share as if the Company had elected to use the fair value based method to account for its employee stock-based compensation:

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

	Year ended December 31, 2004	Year ended December 31, 2003 (Unaudited)	Nine Months ended December 31, 2003

	$ (4,127,957)	$ (4,486,574)	$ (2,423,076)

Add: Stock based employee compensation included in reported net income, net of related tax effects	-	-	-
	(4,127,957)	(4,486,574)	(2,423,076)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(82,246)	(101,572)	(101,572)
Net loss attributable to common stockholders - pro forma:	$ (4,210,203)	$ (4,588,146)	$ (2,524,648)

Net loss per common share - as reported	$ (0.25)	$ (0.27)	$ (0.15)
Net loss per common share - pro forma	$ (0.25)	$ (0.28)	$ (0.15)

  The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2004	2003
Expected dividend yield	-	-
Expected price volatility	29.44%	29.44%
Risk-free interest rate	4.62%	2.87%
Expected life of options in years	10	10

  13.New accounting pronouncements

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers. The Company will adopt SFAS No. 123R beginning in the Company's first quarter of 2006. The Company is assessing the impact of adopting this statement and believes the adoption of SFAS No. 123R may have a material effect on the Company financial position and results of operations.

  Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position and results of operations.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  14. Advertising

  Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2003, the Company expensed $2,701, $31,697 and $20,057, respectively.

  NOTE B - GOING CONCERN

  The Company has incurred net losses since inception and negative cash flows from operating activities. During the year ended December 31, 2004, the Company had negative cash flows of $2,144,400 from operating activities. At December 31, 2004, the Company had a deficit in working capital of $4,546,863 and an accumulated deficit of $34,301,717. The Company's ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

  Subsequent to December 31, 2004, the Company entered into four financing agreements that provided an additional $700,000 for operations. The Company also completed a $2.285 million private equity offering through which it sold 571,250 common shares. The proceeds will be used for general operating purposes. The Company incurred offering costs of $50,600. In March 2005, the Company renegotiated the terms of certain financing agreements with principal balances totaling $2.1 million, extending their maturities beyond December 31, 2005.

  The Company will continue to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, minimizing costs on existing contracts, and increasing sales efforts to obtain contracts with mall developers and national retailers not currently under contract. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2005. Management believes that if the Company were not able to obtain additional financing for the development of its overall business, that operations could be restructured in order for the Company to be profitable at the current level of sales. However, there can be no assurance that the Company will be able to achieve its plan or to continue operating without additional financing.

  NOTE C - RESTRICTED CASH

  Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $7,142,000 at December 31, 2004 and $19,594,000 at December 31, 2003. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unredeemed gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage from restricted cash to unrestricted cash upon issuance of the gift certificate or gift card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, gift certificates and gift cards payable is reduced by a corresponding amount.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  NOTE D - PROPERTY AND EQUIPMENT

  Property and equipment, at cost, are as follows:

	December 31,	December 31,
	2004	2003
Furniture and fixtures	$276,010	$274,648
Kiosks and counter top units	58,003	287,724
Support equipment	332,236	316,831
Office equipment and vehicles	754,957	737,346
Software	287,970	273,845
Leasehold improvements	152,237	152,236
	1,861,413	2,042,630
Less accumulated depreciation and amortization	(1,313,387)	(1,167,448)
	$548,026	$875,182

  NOTE E - DEPOSITS AND RESERVES

  As of December 31, 2004 and 2003, deposits and reserves totaled $333,478 and $727,965, respectively. These balances consist of:

	December 31, 2004	December 31, 2003
Gift card reserves	$260,074	$255,562
Merchant processor reserve	0	348,630
Office space letter of credit	50,369	100,738
General Deposits	23,035	23,035
	$333,478	$727,965

  NOTE F - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

	December 31, 2004	December 31, 2003
Payroll and paid time off	$628,745	$521,690
Interest	395,480	409,475
Credit card merchant fees	192,707	412,321
Other	19,410	18,784
	$1,236,342	$1,362,270

  The remainder of this page intentionally left blank.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  NOTE G - NOTES TO OFFICER

  At December 31, 2004 and 2003, the Company had a note payable of $250,000 to its chief executive officer and chairman of the Board of Directors. The note is unsecured and bears interest at 10%. Additionally, the Company has various unsecured and non-interest bearing notes payable to its chief executive officer and chairman of the Board of Directors totaling $95,918 and $118,000 at December 31, 2004 and 2003, respectively. These notes payable are due on demand.

  NOTE H - NOTES TO STOCKHOLDERS

  Notes due to Stockholders consist of the following:

	Year ended	Year ended
	December 31,	December 31,
	2004	2003
20% unsecured notes to stockholders, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996.	$ 190,750	$ 212,499

17% unsecured note to stockholder, due April 6, 2005. Holder to receive 1,545 warrants to purchase common stock at $5.50 per share at repayment of the note.	100,000	-

17% (effective annual interest rate of 26%) unsecured note to stockholder, due April 13, 2005. Holder to receive interest payment and 28,121 warrants to purchase common stock of the Company at $5.50 per share, issued at note inception.	100,000

22% unsecured note to stockholder due January 15, 2005. Full principal amount was paid in January 2005.	100,000	-

22% unsecured notes, due August 19, 2005. Holder to receive interest payments and 5,000 warrants to purchase common stock of the Company, at $5.50 per share, on a quarterly basis.	500,000	-

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

Unsecured convertible note to a stockholder, with an effective interest rate of 40%, due on March 15, 2001.	-	48,900
	$ 1,000,750	$ 271,399

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  NOTE I - LONG-TERM NOTES TO STOCKHOLDERS

	Year ended	Year ended
	December 31,	December 31,
	2004	2003

19% unsecured note to stockholder, consolidated into a new stockholder note on January 16, 2004, bearing interest at 22%, due March 10, 2006.	$ -	$ 275,000

30% unsecured note to stockholder, consolidated into a new stockholder note on January 16, 2004, bearing interest at 22%, due March 10, 2006.	-	500,000

40% unsecured note to stockholder, consolidated into a new stockholder note on January 16, 2004, bearing interest at 22%, due March 10, 2006.	-	250,000

22% (effective annual interest rate of 23%) unsecured note to stockholder, due April 6, 2006. Holder received 28,121warrants to purchase common stock at an exercise price of $5.50 per share upon issuance of the note. In addition, the Holder shall receive 5,000 warrants every 90 days in conjunction with interest payments.	500,000	-

22% unsecured note to stockholder, due March 10, 2006. Holder shall receive 7,500 warrants to purchase common stock at an exercise price of $4.00 per share per quarter as additional interest expense.	2,100,000	-

22% unsecured notes to stockholders, due January 24, 2006. Holders received 15,000 warrants to purchase Common Stock at an exercise price of $5.50 per share. In addition, the Holders shall receive 5,000 warrants every 90 days in conjunction with interest payments.	1,500,000	-
	$ 4,100,000	$ 1,025,000

  NOTE J - INCOME TAXES

  The actual provision for (benefit from) income taxes is different than the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows:

	Year ended December 31, 2004	Year ended December 31, 2003 (Unaudited)	Nine months ended December 31, 2003

Benefit at statutory rates	$ (1,362,000)	$ (1,487,000)	$ (786,000)
Increase in valuation allowance	1,480,000	1,602,000	871,000
Other	(18,000)	-	23,000
State income tax benefit	(132,000)	(145,000)	(116,000)
Permanent nondeductible items	32,000	30,000	8,000
Total	$ -	$ -	$ -

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  In accordance with SFAS No. 109, the deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003, are comprised of the estimated future tax benefit (provision) due to different financial reporting and income tax bases related to:

	December 31, 2004	December 31, 2003
Deferred tax assets
Net operating loss carryforward	$10,910,000	$9,437,000
Research and development credit carryforwards	132,000	132,000
Asset reserves and accrued liabilities	89,000	89,000
Depreciation	24,000	17,000
Total deferred tax assets	11,155,000	9,675,000
Valuation allowance	(11,155,000)	(9,675,000)
Net deferred tax asset	$-	$-

  The Company has concluded it is more likely than not that it will not be able to recognize the benefit of its operating loss and research and development credit carryforwards. Therefore, a full valuation allowance has been provided. At December 31, 2004, the Company had net operating loss carryforwards of approximately $29,000,000 and research and development credit carryforwards of approximately $132,000. The net operating loss and the research and development credit carryforwards expire from 2010 to 2023.

  NOTE K - EQUITY

  Subscriptions receivable

  The Company has received promissory notes from three stockholders. These promissory notes bear interest at 10% and are collateralized by shares of common stock of the Company that are being purchased. Upon a public offering, these shares of common stock may be sold and the proceeds used to pay the notes to the Company. These subscriptions receivable are presented as deductions to equity in the accompanying balance sheets.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  NOTE K - EQUITY - CONTINUED

  common stock

  Year ended December 31, 2004

  In January 2004, the Company issued 17,782 shares of common stock at $2.75 per share to retire a $48,897 outstanding note payable. The note holder is also a stockholder of the Company and an accredited investor.

  In January 2004, the Company issued 889 shares of common stock for interest payable in the amount of $3,558. The note holder is also a stockholder of the Company and an accredited investor.

  In April 2004, the Company issued 155,111 shares of common stock upon the exercise of 456,205 Class B warrants with an exercise price of $2.64 in a cashless exercise of those warrants.

  On April 5, 2004, after approval by the Board of Directors, the Company submitted amendments to the Articles of Incorporation of the Company to the State of Maryland to increase the total number of shares of common stock that the Company is authorized to issue to 50,000,000 with a $0.0005 par value per share. This increase is expressly authorized by Section 2-105(a)(12) of the Maryland General Corporation Law without action by the stockholders.

  In November 2004, the Company retired 4,023 shares of common stock due to the rescission of a warrant exercise.

  During November and December 2004, the Company issued 571,250 shares of common stock at $4.00 cash per share in connection with a private placement generating total proceeds of $2,285,000. The Company incurred issuance costs of $67,638 to facilitate the sale.

  Nine months ended December 31, 2003

  In April 2003, the Company extended the term of 375,000 non-qualified stock options to a long-term employee of the Company who ceased employment in February 2003. As a result of the extension of the term a new measurement date was created and the Company recorded a non-cash expense of $1,250,000.

  During June and September 2003, the Company issued 6,382 shares of common stock at $4.00 per share for interest payable in the amount of $25,528. The note holders are also stockholders of the Company and accredited investors.

  In September 2003, the Company issued 2,400 shares of common stock at $4.00 per share for services to a consultant totaling $9,600.

  Between April and December 2003, the Company issued 73,591 common stock warrants with exercise prices of $4.40 per share to stockholders for interest payable in the amount of $33,020. The note holders are also stockholders of the Company and accredited investors.

  Three months ended March 31, 2003 (unaudited)

  During January through March 2003, the Company issued 36,250 common stock warrants with exercise prices of $4.40 per share to stockholders for interest payable in the amount of $21,794. The note holders are also stockholders of the Company and accredited investors.

  During January through March 2003, the Company issued 31,001 shares of common stock upon the exercise of 31,001 Class B warrants with an exercise price of $4.00. The Company received $124,004 as a result of the exercise of those warrants.

  In March 2003, the Company issued 3,418 shares of common stock as payment for default interest due on a note payable in the amount of $13,672. The note holders are also stockholders of the Company and accredited investors.

  Preferred stock

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  Each outstanding share of preferred stock is convertible at any time into shares of common stock at a rate of 4.6875 shares of common stock for each share of preferred stock. The shares automatically convert into common stock upon the closing of an initial public offering of the Company's common stock.

  The Company may, at its sole option, redeem all of the then outstanding shares of preferred stock at any time after August 21, 1997, upon 30 days notice, at a price of $2.20 per share, plus accrued stock dividends, if any. If the Company is successful in completing an initial public offering, the Company will register the shares of common stock the holders will receive upon the exercise of their conversion rights. The holders of shares of preferred stock are entitled to receive preferred stock dividends at an annual rate of 10% per share on or before August 31st of each year, commencing August 31, 1997. In the event of any liquidation, dissolution or winding-up of the Company, the holders of shares of preferred stock are entitled to receive, prior and in preference to, any distribution of any of the assets or surplus funds of the Company to the holders of shares of common stock or any other stock of the Company ranking on liquidation junior or subordinate to the preferred stock, an amount equal to $1.00 per share, plus accrued stock dividends, if any. Holders of shares of preferred stock have no voting rights.

  The Company declared 10% stock dividends on the Company's preferred stock, which was paid to stockholders of record on August 31, 2004 and 2003. The dividends increased the accumulated deficit in the amount of $122,156 in 2004 and $111,076 in 2003.

  NOTE L - STOCK OPTIONS AND WARRANTS

  Common stock options

  The Company has in place the 1997 Stock Option Plan (the "Plan") and in April 2004, the Board of Directors voted to amend the Plan to increase the number of shares of common stock reserved for issuance to an aggregate of 10,000,000 shares. The stockholders approved the revised Plan at the annual stockholders meeting in May 2004. As of December 31, 2004, the Company has 5,868,785 common stock options outstanding with exercise prices ranging from $.32 to $5.50 per share.

  The term of each stock option may not be more than 10 years (5 years in the case of stock options granted to holders of 10% or more of the voting power of the Company's stock). The exercise price of the options shall not be less than the fair market value per share of common stock on the date of grant (110 percent of the fair market value in the case of stock options granted to holders of 10% or more of the voting power of the Company's stock).

  The options issued prior to 2004 vest periodically through September 2007, based upon employee hire date. Shares issued in October 2004 vest over a 5-year vesting schedule from the date of the option grant.

  Common stock warrants

  The Company has the following common stock warrants outstanding as of December 31, 2004:

  Class A Warrants

  Beginning in November 1995 and concluding in March 1996, the Company offered for sale 66 Units at a price of $25,000 per Unit, in a private placement for bridge financing. Each Unit consisted of a $25,000 promissory note, 5,208 shares of the Company's common stock and Class A Warrants to purchase 5,208 shares of the Company's common stock at $2.40 per share.

  Each Class A Warrant entitles the registered holder thereof to purchase one share of the Company's common stock at an exercise price of $2.40 per share during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company's common stock. Unless extended by the Company at its discretion, all Class A Warrants will expire at the end of the 24th month after the completion of an initial public offering. The Class A Warrants are callable by the Company at any time the common shares have been trading at a price equal to or above $2.40 for a period of 30 consecutive trading days on an established exchange. Holders of these warrants have no rights, privileges or liabilities as a stockholder of the Company prior to exercise. The Company has 1,710,111 of Class A Warrants outstanding as of December 31, 2004.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  Class B Warrants

  The Class B warrants were issued in connection with a private placement started in December 1997. Each Class B Warrant entitled the registered holder thereof to purchase one share of the Company's common stock at an exercise price of $4.00 per share. The warrants expired in March 2003. The Class B Warrants were callable by the Company at any time the common shares had been trading at a price equal to or above $4.00 for a period of 30 consecutive trading days on an established exchange ending within 15 days of the date of redemption. Holders of these warrants had no rights, privileges or liabilities as a stockholder of the Company prior to exercise. Of the total 734,075 Class B Warrants, 31,001 were exercised prior to their expiration in March 2003. The remaining 703,074 Class B Warrants expired without being exercised.

  NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

  In January 2003, as a result of an incentive offering to exercise the Class B Warrants prior to the March 2003 expiration date, 1,197 Class B Incentive Warrants were issued at an exercise price of $5.50 per warrant with an expiration date of January 17, 2008. No issuance costs were incurred. The incentive offering was made to accredited investors only.

  Other warrants

  Common stock warrants were issued to a stockholder and recorded as additional interest expense of $33,020 during the nine months ended December 31, 2003 in connection with two outstanding notes payable. Each warrant entitles the holder to purchase one share of common stock at $4.40 per share. The Company has 577,341 of these warrants outstanding at December 31, 2004. Of these warrants, 354,841 are exercisable until July 6, 2005 and 222,500 of these warrants are exercisable until July 30, 2006.

  The Company issued 118,742 warrants to purchase shares of common stock at $5.50 per share in payment for interest payable on certain notes payable. The note holders are also stockholders and accredited investors. The warrants expire 24 months after an initial public offering of the Company's common stock.

  Common stock warrants were issued in satisfaction of commissions payable for a private placement offering of the Company's common stock in November 2000. The Company issued 2,159 warrants to purchase common stock at an exercise price of $4.40 per share, exercisable during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company's common stock. The Company has 2,159 of these warrants outstanding as of December 31, 2004.

  Changes in the Company's stock options and warrants are as follows:

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

	Warrants			Stock options
	Number of shares	Exercise price	Weighted avg. exercise price	Number of shares	Exercise price	Weighted avg. exercise price

Outstanding at January 1, 2003 (unaudited)	2,272,709	$2.40-5.50	$2.90	4,054,165	$0.32-5.50	$1.32
Granted (unaudited)	103,316	4.40 - 5.50	4.42	312,500	0.32	0.32
Exercised (unaudited)	-	-	-	-	-	-
Canceled or expired (unaudited)	(39,063)	4.00	4.00	(52,505)	2.40-5.50	4.72

Outstanding at December 31, 2003	2,336,962	2.40-5.50	2.98	4,314,160	0.32-5.50	1.20
Granted	118,742	5.50	5.50	1,700,625	4.00-4.40	4.06
Exercised	(456,205)	2.64	2.64	0	-	-
Canceled or expired	(289,308)	2.64	2.64	(145,000)	2.40-5.50	3.98
Outstanding at
December 31, 2004	1,710,111	2.40-5.50	3.29	5,869,785	0.32-5.50	1.96
Exercisable at
December 31, 2004	578,538	2.40-5.50	4.40	4,142,160	0.32-5.50	1.08
Exercisable at
December 31, 2003	1,326,290	2.40-5.50	3.41	4,159,910	0.32-5.50	1.08

  NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

  A summary of the common stock options outstanding as of December 31, 2004, is presented below:

Outstanding			Exercisable
Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted average exercise price	Number of options outstanding	Weighted average exercise price
$ .32-0.35	767,597	2.57	$ 0.33	767,597	$ 0.33
.80-0.88	2,921,875	2.56	0.88	2,921,875	0.88
2.40-2.80	231,250	3.67	2.62	227,500	2.62
4.00-4.40	1,864,063	9.37	4.09	173,188	4.27
$ 5.50	85,000	7.39	5.50	52,000	5.50
	5,869,785	4.80	$ 1.96	4,142,160	$ 1.08

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  A summary of the common stock warrants outstanding as of December 31, 2004 is presented below:

	Outstanding		Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted- average remaining contractual life (years)	Weighted average exercise price	Number of warrants outstanding	Weighted average exercise price
$ 2.40	1,010,672	*	$ 2.40	-	$ 2.40
4.40	579,500	0.92	4.40	577,341	4.40
5.50	119,939	0.03	5.50	1,197	5.50
	1,710,111		3.29	578,538	4.40

  * The weighted average remaining contractual life in years cannot be calculated at this time. The associated terms provide for the warrants to be exercised no sooner than six months, but no later than twenty-four months after an initial public offering of the Company's common stock, which date is currently undetermined.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  NOTE M - COMMITMENTS AND CONTINGENCIES

  1. Employment agreement

  The Company entered into an employment agreement with a key employee in 2004. The agreement provides for a term of three years and a total monthly salary of $16,667. Employment with the Company is at-will and may be terminated by the employee or the Company at any time, however, if the Company terminates the employee prior to the initial term without cause, the employee will receive severance pay equivalent to three months salary at termination, and any pro-rated bonus payable monthly for three months. Yearly salaries payable under the agreement are as follows:

Year ending December 31,	Amount
2005	$150,000
2006	200,000
2007	66,668
$416,668

  2.Litigation

  a. Ripperda, et al v. NBO, Inc., et al, Circuit Court Twentieth Judicial Circuit of Illinois, St. Clair County, Case No. 04L91

  On February 13, 2004, Thomas Ripperda, et al, filed an action in Illinois State Court in St. Clair County, Illinois, against the Company in connection with gift cards sold at the St. Clair Square Mall in St. Clair County, Illinois. The plaintiff's complaint seeks to establish a class action. However, as of this date, the plaintiff has not moved to certify a class. The complaint alleged that the term "valid thru" appearing on the face of the gift card next to the expiration date of the gift card is misleading in violation of the Illinois unfair business practices laws. The plaintiff seeks a return of all administrative fees charged against his gift card prior to the "valid thru" date. If a class were certified, then the plaintiff would seek to recover similar fees with respect to all gift cards that the Company has sold.

  Under the terms and conditions of the gift cards and the gift card program, the Company disclosed that the Company may charge an administrative fee against a gift card if the gift card is not used within 90 days from the date of purchase. The "valid thru" date is typically between 12 months and 18 months after the date the gift card is purchased. In some cases, the administrative fee reduces the amount of the gift card prior to the "valid thru" date on the card. The Company disclosed the charge of an administrative fee on the backside of the gift card and again in the written terms and conditions that are distributed to customers when they purchase the gift cards. The Company also disclosed that a gift card may be renewed after the "valid thru" date with the payment of a renewal fee.

  The lawsuit is currently pending in state court in St. Clair County, Illinois. The Company has filed a motion to dismiss, but the plaintiff has not yet filed an opposition. Both the plaintiff and the Company are continuing to conduct discovery.

  b. WildCard Systems, Inc., Claim for Indemnification

  WildCard Systems, Inc. ("WildCard") is a credit card transaction processor. The Company entered into an agreement with WildCard for the right to use the MasterCard-branded gift cards sold at the St. Clair Square Mall and for card transaction processing in connection with these gift cards. WildCard in turn contracted with Bank of America and Bank of America issued the gift cards that were sold at St. Clair Square Mall. The term "valid thru" appearing on the face of the card are words required by Bank of America on the face of the card.

  Thomas Ripperda, the plaintiff described above, named Bank of America as a defendant together with the Company when he filed his complaint against the Company in connection with the gift cards sold at St. Clair Square Mall. Bank of America has been defending the lawsuit parallel to the Company's defense of the lawsuit. WildCard has not been named as a defendant in the lawsuit.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  WildCard has informed the Company that Bank of America has asserted a claim for indemnification against WildCard in connection with Bank of America's expenses and possible liability arising from the lawsuit filed by Thomas Ripperda against Bank of America. WildCard has in turn asserted a claim to indemnification against the Company with respect to Bank of America's claim against WildCard.

  Section 9.2 of the Company's agreement with WildCard sets forth the indemnification provisions in clause (a) and (b). The obligation to indemnify only arises out of or relating to the following: "(a) any act or omission by [NBO Systems, Inc.] or its representatives in the performance of [NBO Systems, Inc.'s] obligations under the Agreement, (b) any material breach in a representation, covenant or obligation of [NBO Systems, Inc.] contained in this Agreement". The Company's agreement with WildCard provides a similar reciprocal indemnification requirement by WildCard in the Company's favor.

  WildCard asserts that the Company has the responsibility to assure that all aspects of the gift card program at St. Clair Square Mall complied with all laws, and since the plaintiff alleges a breach of the Illinois unfair business practices laws in connection with the sale of the gift cards, the Company should be responsible for indemnifying WildCard for its expenses and liabilities incurred in connection with the gift cards. The Company has denied liability based on several grounds. First, WildCard is not a party to the litigation and the Company claims that it should not be liable for expenses and liabilities incurred by WildCard under a completely independent agreement with Bank of America. Second, WildCard has not identified any specific act or omission by the Company or any breach by it of a specific covenant or obligation. Third, the complaint focuses specifically on the phrase "valid thru" on the front of the card, a phrase required by Bank of America and therefore, the Company claims, indirectly required by WildCard.

  The Company has also asserted a right to indemnification from WildCard for its costs and liabilities, if any, incurred the litigation with Thomas Ripperda. WildCard has rejected the Company's claim for indemnification.

  Since the agreement with WildCard contains an arbitration clause, WildCard has invoked the right to arbitrate the dispute. At this point in time, both WildCard and the Company are in the process of appointing arbitrators. No lawsuit has been filed and no discovery or other proceedings have been initiated in the arbitration proceeding.

  Except as described above, the Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the Company's financial condition or results of operations. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

  3.Operating Lease

  Effective March 2000, the Company entered into a five-year operating lease, expiring February 2005, for the Company's headquarters at a monthly base rent which includes all taxes on the property. This lease was summarily renewed for a period through February 2006. The rental expense under all operating leases was $332,210, $326,558, and $244,124 for the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2003, respectively.

  Future minimum payments for all operating leases as of December 31, 2004 are as follows:

Year ending December 31,	Amount
2005	335,303
2006	58,491
2007	2,111
2008	2,528
$398,433

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

  4. Gift certificate contracts

  The Company has entered into contracts with various entities relative to its gift certificate and gift card business that call for the Company to indemnify the customer against certain claims or charges that may arise from governmental agencies and due to other contingent circumstances. Management has determined that it is not possible to estimate the potential liability, if any, associated with these contracts and no liability is provided for in the accompanying financial statements. State legal statutes and other provisions of the law may change or be subject to other interpretations and could result in significant liability to the Company.

  NOTE N - SIGNIFICANT CUSTOMERS

  The Company is unable to compute exact revenues from customers since gift cards and gift certificates are generally sold to individuals; however, one mall customer, Glimcher Properties, accounted for approximately 28% of the total gift card transaction volume in 2004. In the year ended December 31, 2003, The Rouse Company and JP Realty, Inc., accounted for 55% and 14%, respectively, of the Company's transaction volume. No other customers accounted for more than 10% of the Company's total transaction volume in 2004 or 2003.

  NOTE O - SUBSEQUENT EVENTS

  In February 2005, the Company completed the sale of 571,250 common shares in a private equity offering at $4.00 per share totaling $2.285 million. The proceeds will be used for general operating purposes. The Company incurred offering costs totaling $50,600.

  On March 10, 2005, the Company entered into new promissory notes with existing, accredited stockholders totaling $700,000, to fund the Company's operations. Upon execution of the notes, the Company granted 231,331 warrants to purchase common stock at an exercise price of $4.00 per share. The debt instruments bear interest at 30% and are due July 10, 2005.

  On March 10, 2005, the Company entered into a promissory note with an existing, accredited stockholder totaling $2.1 million to consolidate existing notes payable to the same stockholder. The new promissory note consolidated a $1 million note payable due March 25, 2005 and a $1.1 million promissory note due January 12, 2006. The new promissory note is due March 9, 2006 and bears interest at an annual rate of 22%. Upon execution of the note, the Company granted 700,000 warrants to purchase common stock at an exercise price of $4.00 per share.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

  NBO Systems, Inc.

  By: /s/ Keith A. Guevara

  Keith A. Guevara

  Chairman/President/CEO

  Dated: March 31, 2005

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Keith A. Guevara	President, Chief Executive Officer	March 31, 2005
Keith A. Guevara	and Chairman of the Board of Directors
*Principal Executive Officer

/s/ D. Kent Jasperson	Chief Accounting Officer, Secretary	March 31, 2005
D. Kent Jasperson	and Treasurer
* Principal Accounting Officer

/s/ Christopher Foley	Chief Financial Officer and Director	March 31, 2005
Christopher Foley

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Articles of Merger	(1)
3.1	Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(1)
3.3	Articles of Amendment of Articles of Incorporation
4.1

  See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation, as amended, and Amended and Restated Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.

10.1	Services Agreement by and between Wildcard Systems, Inc. and NBO, Inc., dated as of March 20, 2001	(2)
10.2	Internet Gift Card(s) Agreement by and between NBO, Inc. and GMRI, Inc., dated as of August 4, 2000	(2)
10.3	Class A Warrant to Purchase Common Stock of Neighborhood Box Office, Inc.	(2)
10.4	1997 Stock Option Plan of Neighborhood Box Office, Inc.	(2)
10.5	Form of Contract Services Agreement between Neighborhood Box Office, Inc. and The Rouse Company (including a schedule of substantially identical agreements)	(2)
10.6	Form of Purchase Agreement and Service Contract between Neighborhood Box Office, Inc. and certain shopping malls managed by Urban Retail Properties Company (including a schedule of substantially identical agreements)	(2)
10.7	Form of Contract Services Agreement between Neighborhood Box Office, Inc. and certain shopping malls managed by JP Realty Inc. (including a schedule of substantially identical agreements)	(2)
10.8	Form of Contract Services Agreement between The Gift Certificate Company and certain owners and operators of shopping malls (including a schedule of substantially identical agreements)	(2)
10.9	Value-Added Reseller Agreement by and between GEMPLUS Corporation and Neighborhood Box Office, Inc., dated 1998	(2)
10.10	Standard Gift Certificate Participation Agreement, dated 1999	(2)
10.11	Contract Services Agreement by and between Neighborhood Box Office, Inc. and Smith's Food and Drug Centers, Inc., dated April 11, 2000	(2)
10.12	Advertising and Promotions Agreement by and between eBay Inc. and Neighborhood Box Office, Inc., dated June 2001	(2)
10.13	Contract Services Agreement by and between The Gift Certificate Company, Inc. and Bayer Properties Inc., dated October 4, 2001	(1)
10.14	Contract Services Agreement by and between The Gift Certificate Company, Inc. and Prime Outlets of Grove City, dated April 24, 2001	(1)
10.15	Originating Depository Financial Institution Originator Agreement with Bank First dated March 19, 2004	(3)
10.16	Originating Depository Financial Institution Originator Agreement with Florida Bank, N.A. Dated December 30, 2003	(3)
10.17	Amendment to Master Agreement with Metavante Corporation date June 22, 2004	(3)
10.18	Letter of Intent with Meta Payment Systems dated August 30, 2004	(3)
10.19	Marketer Agreement with First Federal Savings Bank of the Midwest dba Meta Payment Systems dated September 2, 2004	(3)
10.20	Premium Incentives, Inc.	(3)
10.21	Originating Depository Financial Institution Originator Agreement with First Federal Savings Bank of the Midwest dba Meta Payment Systems dated September 13, 2004	(3)
10.22	First Amendment to Contract Services Agreement with Glimcher Properties Limited Partnership dated September 9, 2004	(3)
10.23	Merchant Processing Agreement with NOVA Information Systems, Inc., U.S. Bank, N.A. dated October 14, 2004	(3)
10.24	Letter of Intent with Great Lakes Scrip Center, L.L.C. dated November 9, 2004	(3)
10.25	Addendum to Internet Gift Cards Agreement with Darden GC Corp. dated November 10, 2004	(3)
10.26	Premises Lease Amendment #1 with 5B Bangerter L.L.C. dated October 27, 2004	(3)
31.1	Section 302 Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Section 302 Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

  (1) Previously filed on Form 10-SB12G/A (File No. 000-33037) on April 26, 2002.

  (2) Previously filed on Form 10-SB12G (File No. 000-33037) on August 2, 2001.

  (3) To be filed by subsequent amendment.