Form 10KSB/A
period 2004-12-31
NBO SYSTEMS  INC
filed 2005-05-02
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

AMENDMENT NO. ONE TO

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

Yes    X           No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State issuer's revenues and other income for its most recent fiscal year: $12,007,468

The aggregate market value of the common stock held by non-affiliates as of March 31, 2005 was approximately $10,100,000.

As of March 31, 2005, there were 17,124,944 shares of the issuer's common stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required in Part III hereto is incorporated by reference to the issuer's definitive proxy statement relating to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB/A.

Transitional Small Business Disclosure Format (check one):

Yes ____ No      X

NBO SYSTEMS, INC.

FORM 10-KSB/A ANNUAL REPORT

TABLE OF CONTENTS

Forward-looking Statements

This Annual Report on Form 10-KSB/A, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 13 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

The remainder of this page is intentionally left blank.

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

Our primary business model is comprised of several revenue channels. The most mature revenue channel is the mall channel, which provides comprehensive gift card and gift certificate products to shopping mall managers that are accepted and redeemable at all mall retail stores. We administer the entire program including accounting, banking, reconciliation and compliance with all applicable state and federal regulations. The shopping mall program was initiated in October 1998 utilizing gift certificates only. We transitioned to gift cards in 2001. Our gift certificate and gift card programs currently include malls managed by multiple owner/operators in various states across the nation.

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

Finally, we implemented the Children's Heroes fundraising channel using traditional scrip products (discounted gift certificates used for fundraising purposes) in 2003. We developed and are currently testing the Community Scrip Card ("CSC"), a multi-merchant prepaid stored-value card used for fundraising purposes. The test is a pilot program with Great Lakes Scrip Company of Grand Rapids, Michigan that began in the fourth quarter of 2004 and will end in the first quarter of 2005. Results of the pilot program will be evaluated early in the second quarter of 2005. We intend to complement and revolutionize the traditional scrip fundraising industry efforts with our CSC. We plan to distribute the CSC through licensing and distributorship agreements with existing traditional scrip companies across the United States.

New business initiatives for 2005 and beyond are detailed in the sections below.

Principal Products and Services

We develop and market prepaid stored-value card programs that operate on the established payment systems operated by Visa and MasterCard (open networks) or on Discover (private dedicated networks). The cards that operate on the Visa and MasterCard payment systems are issued by national banks that are part of a national bank association and may be redeemed at any merchant that accepts Visa or MasterCard. Discover cards are issued by NBO on behalf of Discover and may be redeemed at any merchant that accepts Discover. Our products and services address several different market segments for prepaid stored-value concepts, including universal mall gift cards, corporate incentive and membership reward cards, and cards utilized in fund-raising efforts.

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

Virtual Malls

Our experience indicates that about 25% of open-network mall gift card redemption activity occurs outside of the shopping mall that sold the mall gift card. This phenomenon is commonly referred to in the industry as "leakage." Leakage is applicable to mall gift cards sold on the VISA or MasterCard networks only, as the Visa or MasterCard logos on the face of the card indicates to the retailer that the card may be accepted at anywhere VISA or MasterCard are accepted. Leakage is not applicable to mall gift cards sold on the Discover platform because Discover uses inclusion tables to restrict the redemption activity of the card to only those merchants located in the mall property. We believe that leakage percentages will increase as consumers recognize their ability to redeem cards at merchant locations outside the particular shopping mall property where the mall gift card was sold.

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

Corporate Incentive and Membership Reward Cards

In September 2004, we developed a multi-merchant prepaid stored-value card program. During the development process subsequent to marketing efforts, we entered into agreements with over 80 national and regional retail merchants (i.e., Lowe's Home Improvement Centers, Circuit City and Dillard's) having in excess of 35,000 brick and mortar retail consumer locations, in addition to the merchant's online retail operations. Each of the participating merchants provides us with rebates, varying from 3%-30%, whenever the multi-merchant card is presented for redemption at the merchant locations.

Sponsors of corporate incentive and membership rewards programs are increasing their use of prepaid stored-value cards. For businesses, prepaid stored-value cards may be in the form of incentive and reward cards given to employees for achieving specific goals or other general purposes. Our target customers for these cards are third-party providers of incentive, promotion and loyalty programs for a wide variety of entities, including financial institutions, subscription-based services and membership clubs.

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

  Continue to Establish Merchant Rebate Agreements for use with the Multi-Merchant Card Applications

As part of our multi-merchant card strategy, we plan to continue to add additional anchor merchants to our current list of 80 participating merchants. These agreements are difficult and time-consuming to craft, and form one barrier to entry in the channel for potential competitors. We believe our existing relationships will facilitate further advancement in the marketplace. We also believe that incremental volumes created for our participating merchants will enable us to receive even larger discounts and rebates than the initial agreements provide. This should increase our margins and provide additional or increased revenue sharing opportunities for our distribution partners, thereby accelerating additional sales and revenues.

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

Our sales in each of the above channels position us in the areas of strongest growth in the prepaid stored-value card industry. Each channel has its strengths, and in addition, we have an underlying program that is common to each sales channel - our merchant rebate program. We have entered into rebate agreements with over 80 national retail merchants having more than 35,000 retail consumer locations, who pay us a rebate on card redemptions in their stores in exchange for increasing customer traffic. Additionally, we created a virtual mall website that has more than 3,000 brand name merchandise products available for purchase and delivery at prices typically below brick-and-mortar retail prices. We have the flexibility to use the multi-merchant card rebates to enhance our own margins, or to create additional or enhanced revenue sharing opportunities with our distribution partners.

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

We use CTUs located in the malls as our primary mall gift card and gift certificate sales medium. The CTU software gives the consumer the choice of purchasing a gift card or paper gift certificate (where supported) by credit/debit card, check, or cash. When the customer presents a credit/debit card for payment, the most common payment source, the mall employee swipes the consumer's card at the CTU, which then transmits an authorization request to NOVA. Upon receipt of the applicable authorization, the CTU software charges the credit/debit card for the gift card face value, plus any applicable point of sale fees and taxes. We deposit funds into a local bank account, often on the mall premises. At the end of each business day, we sweep the funds from the depository bank account into a holding account designated specifically for gift card redemptions. These restricted bank accounts are maintained by the card-issuing bank or network designate and are separate from our operating accounts. The funds are dispensed as consumers redeem the gift cards. We earn interest income on the deposited funds.

Redemption

The flow of funds from redemption activity lies solely within the domain of the merchant's credit card processors, the card networks, and the issuing bank's data processors. When a cardholder presents one of our cards at a merchant, that merchant authorizes the redemption using its own credit card processor and the network affiliated with the card. The data processor receives the authorization request, consults its database, and either approves or denies the purchase. The merchant later settles the transaction with the bank, triggering a transfer of funds from our holding accounts to the merchant. The redemption transactions are high volume - we rely on the 'heavy iron' secure and redundant processing systems within the data processors to accommodate this traffic. We earn a portion of the interchange on the redemption of the cards.

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

Customers

We have a broad customer base from a variety of product offerings, including mall owner/operators, restaurant and retail chains, corporate incentive and reward sponsors, and fund-raising organizations. As of March 2005, we provided gift certificates and gift card programs to a total of 76 shopping malls in 31 states. One mall customer, Glimcher Properties, represented 28% of total transaction volume in 2004. We expect to further diversify our customer base as we execute our growth strategy.

Competition

We face competition in each of our business channels, potentially from much larger financial services companies, that may choose to enter the prepaid stored-value card market.

With respect to mall gift cards in particular, we face competition from two basic sources: mall developers themselves, and alternate service providers. Many mall owner/operators currently manage their own gift card and gift certificate programs in-house. Our challenge is to convert these in-house competitors into customers by demonstrating the benefits of out-sourcing to us, with the potential of revenue sharing back to the mall owner/operator,  and the cost savings and customer service benefits we can provide to the mall owners, thereby eliminating manpower and overhead associated with an in-house program.

We believe that with the availability of stored-value gift cards, and the complexities of administering such a detailed program, mall owner/operators who have chosen in the past to manage their own paper gift certificate programs may see the benefits of outsourcing this service if they want to convert from paper gift certificates to plastic gift cards expeditiously and with a lower administrative burden. Our stored-value gift card and gift certificate services provide a revenue sharing opportunity for the mall owner/operators that did not exist with a paper gift certificate program as recently as 2002, providing another incentive for mall owner/operators to do business with us. We have established four long-term contracts with significant mall owner/operators that previously managed their programs in-house.

The primary competitor in the mall gift certificate/card space is Mid-America Gift Certificate Company, a subsidiary of Mid-America Bank, wholly owned by BB&T Corporation of Winston-Salem, North Carolina. Another direct competitor in the mall space is Store Financial Systems, based in Chicago, Illinois, a recent entry into the gift card provider business.

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

Software Methodology

Our software design allows several modular applications to run on outlet computer systems (point-of-sale systems) simultaneously. This modular design approach allows us to develop custom point-of-sale solutions and can be configured to accept a variety of payment methods. For example, one point-of-sale system can be configured to accept cash only while another, running the same software modules, can be configured to accept cash, credit and debit cards.

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

Point-of-Sale Systems

Our Point-of-Sale Systems deployed in the field consist of mall-employee manned systems residing on a desk or counter top, known as Dual-Advantage Counter Top Units, or CTUs.

CTUs are point-of-sale devices used for issuing gift cards or gift certificates in the field. This system allows clients to move from paper gift certificates to gift cards at will. This design reduces the number of configurations deployed in the field. This reduces technical support training and manpower costs for computer integration. CTUs are configured to either use our credit card processing services or free standing Verifones.

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

We are continually reviewing legislation enacted from time to time by the various states and we attempt to monitor material instances of litigation affecting gift certificates and gift cards. We make a concerted effort to comply with the laws of the various states and to adapt our business practices from time to time in response to changes in the laws and the results of litigation.

Employees

As of December 31, 2004, we had 58 total employees, consisting of 41 full-time employees and 17 part-time seasonal temporary employees. Our operations staffing varies with seasonal demand. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relationship with our employees is good.

Available Information

Our primary Internet website address is www.nbo.com. We make available, free of charge on or through this website, our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We also operate the following websites in connection with the operation of our business: www.thegiftcertificatecompany.com, www.thegiftcardcompany.com, www.giftcardbalance.com, www.myprepaidcard.info and www.childrensheroes.com. Information contained on these websites is not part of this Annual Report on Form 10-KSB/A.

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

Existing and/or proposed federal and state laws and regulations have limited and may in the future further limit the manner in which we are able to operate our gift, incentive and fund-raising card programs. For example, in October 2004, a bill was introduced in the U.S. Senate and referred to the Committee on Banking, Housing and Urban Affairs. This proposed legislation, referred to as the Fair Gift Card Act, would, if adopted, preclude us from being able to impose fees, such as the monthly maintenance fees we charge, for non-use or inactivity of gift certificates or gift cards, except in limited circumstances. Further, the proposed legislation would make it unlawful for gift certificates or gift cards to have an expiration date of less than five years from the date of purchase. Some states have already enacted legislation eliminating expiration dates or maintenance fees, and additional states may enact similar legislation in the future. In other states, the statute of limitations before a gift certificate expires is minimally three years from the date of issuance of the gift certificate. We cannot recognize revenue from unused gift certificates until the statute of limitations expires. Accordingly, if the statute of limitations is increased or expiration dates are eliminated then this would extend the time before we would be able to recognize revenue from unused gift certificates and gift cards, which would negatively affect our results of operations.

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

  the need for financial resources above our planned investment levels;

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

Equity Compensation Plan Information

The equity compensation plan information required by this Item is set forth in Part III, Item 11 of this Annual Report on Form 10-KSB/A.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Form 10-KSB/A. The following discussion contains forward-looking statements that involve risks and uncertainties. Readers should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-KSB/A to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Basis of Presentation

From our inception until 2003, our fiscal year end was March 31. In 2003, we changed our fiscal year end to December 31. The change in fiscal year end resulted in audited financial reporting for the nine-month transitional period from April 1, 2003 through December 31, 2003. The financial statements included in this Form 10-KSB/A along with the footnotes and this management's discussion and analysis present unaudited results for the year ended December 31, 2003. We believe this provides the reader with a clearer understanding when reviewing our financial statements from a full calendar-year perspective. This management's discussion and analysis provides a comparison of the years ended December 31, 2004 and 2003 (unaudited) and a comparison of the year ended December 31, 2004 with the nine-month period ended December 31, 2003.

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

  We also record revenue from the sale of third-party closed-end gift cards and gift certificates. We purchase these gift cards and gift certificates at a discount as inventory and in turn resell them to customers or provide them to clients of ValueLink, a subsidiary of First Data Corp., through our call center and internet fulfillment website. We record revenue equal to the sales price of the gift cards and gift certificates sold or the fulfillment fee paid to us by ValueLink and the shipping and handling charges.

  Revenue Recognition/Cost of Goods

  Gift Card Fees

  Our multi-merchant cards are governed by the rules of, and approved by, the member bank associations (Visa and MasterCard) and Discover. The member bank associations and their related issuing financial institutions require us to fund the value of the multi-merchant cards within 24 to 48 hours from the sale of the multi-merchant card. We sweep the depository funds from the mall owner/operator deposit accounts and hold the funds in restricted bank accounts. The issuing bank or financial institution sweeps the funds reserved for gift card redemptions from our restricted cash accounts to be held for future multi-merchant card redemptions. We show the funds on our balance sheet as restricted cash. We record an offsetting liability labeled gift certificates/gift cards payable on our balance sheet. The multi-merchant card-issuing bank makes a perpetual daily reconciliation to net new sales against redemptions and fees owed to us.

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

  The average life of all multi-merchant cards is approximately 3 to 4 months. Consumers redeem most multi-merchant cards (approximately 85% to 90%) before any maintenance fees or expiration fees are imposed. For those multi-merchant cards that are not fully redeemed by a particular date (which may vary from mall to mall), we charge a monthly maintenance fee (typically $2.50 per month) to the card per the Terms and Conditions (imprinted on the multi-merchant card and in a separate document provided at the point of sale) until the balance on the multi-merchant card is zero. We deactivate the multi-merchant card account 12 months after the multi-merchant card expires. Our experience shows that approximately 8% of the face value of all multi-merchant cards sold will be returned to us in the form of maintenance fees.

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

  Since we pre-purchase the entire inventory for traditional scrip, we record the face value amount of the scrip as revenue when sold. We offer no terms on traditional scrip products. Non-profit organizations purchasing the scrip products pay for the scrip electronically or by check before we ship out the product. Our cost of revenue is the pre-purchase amount of the scrip, less the agreed upon discount provided by the retailers. We also share the discount provided by the retailers with the non-profit organization.

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

  ValueLink, our leading fulfillment customer, pays us on a per card fulfilled basis, which we record as revenue in the appropriate period. Typically, we ship ValueLink's consumer orders from our facilities in Salt Lake City. Most orders are placed by consumers and corporations via our website or call center operators. We retain any shipping and handling margins from the fulfillment of the ValueLink products.

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

  We also experienced a 37.3% increase in the number of third party gift certificates fulfilled. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden and Bahama Breeze). This transaction volume could decrease in 2005 if Darden changes its current fulfillment process. Darden has expressed intent from time to time in the year 2004 to change its fulfillment process in a manner that would affect how we record revenue. The contemplated change would be similar to our current processing of our ValueLink transactions, where we invoice ValueLink on a per-card fulfilled basis. Under the contemplated change, we would not record as revenue the full amount of the value of the gift cards sold on behalf of Darden, as we currently do. Accordingly, our recorded revenue would decline significantly, possibly as much as $4,000,000 in 2005 or more. We would also have a corresponding decrease in our cost of sales in 2005. The change contemplated by Darden would not materially affect our cash available for operations or our profitability.

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

  The increase in fees earned from customers of $375,000, or 69.6%, is partly due to the comparison of twelve months with nine months, but the continuing trend of significant increases in the sale of mall gift cards also contributed to the increase. As noted in the transaction volume table above, we have achieved a significant increase in the volume represented by the sale of mall gift cards. We earned the majority of fees from the monthly maintenance fees and expiration fees from unused gift cards sold in prior periods. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these point-of-sale fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward and as we sell more gift cards than gift certificates.

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

  In 2003 and for the first nine months of 2004, we used the services of First Data Corp. to process our mall gift card transactions. During the fourth quarter of 2004, we began processing mall gift card transactions through Solspark, a subsidiary of First Data Corp. Merchant Fees recorded during the fourth quarter decreased as a result of this vendor change, and as a result of a renegotiation of our credit/debit card processing agreement with Nova Information Systems. We expect to see costs associated with processing customer transactions continue to decrease as we migrate all of our mall clients to Solspark and process more credit/debit transactions at the lower rates provided by Nova.

  We offer volume rebates on mall gift cards sold (based on dollar amount sold) to mall owner/operators as an incentive to use our card programs. We accumulate these rebates and pay the rebates to the malls approximately one year following the completion of the card transaction year. Rebates also comprise a portion of the discounts we receive in exchange for re-selling traditional scrip to the various non-profit organizations such as the K-12 schools participating in our Children's Heroes program. We typically pay approximately 60% of the discount we receive to the non-profit organization selling traditional scrip products.

  Other Costs include primarily postage and handling costs associated with providing gift cards and certificates to our mall clients. The largest change in these accounts from the prior year is due to the inventory costs associated with mall gift cards. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these inventory costs increase proportionately.

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

  Gross Profit decreased approximately $1,100,000 in the year ended December 31, 2004, compared to the nine-month period ended December 31, 2003. The decrease in breakage revenue reflects approximately $830,000 of this reduction. The remaining difference reflects the nature of the gift card industry, in which costs are incurred in the contract origination period and revenue streams mature approximately 7 months thereafter.

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

  Personnel expenses increased due to the hiring of several executives. However, the increases in executive salaries were offset by the reduction in the number of employees needed during our heavy holiday season, as shown in the full year comparative results displayed below. We have employed nearly half of our employees for more than five years. We anticipate that our experience will continue to benefit us in the marketplace. We expect personnel expenses to remain constant or to increase slightly based on normal attrition as new employees are hired to meet the growing demand for our products and services.

  Other selling, general and administrative expenses include rent, travel, and depreciation expenses. We experienced a 0.7% reduction in selling, general and administrative expenses, while at the same time experiencing a 38.3% growth in revenue. Excluding the non-cash expense for the non-qualified stock options, selling, general and administrative expenses increased 31.6%. Revenue growth exceeded the growth in selling, general and administrative expenses. We are committed to controlling selling, general and administrative expenses by utilizing cost control measures and implementing process improvements.

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

  Our transaction volume decreased in the year ended December 31, 2004 from the nine-month period ended December 31, 2003, primarily due to the termination of our contract with The Rouse Company. However, revenues and other income increased in the comparable periods, as our gift card programs generated revenue more quickly than our gift certificate programs. Our gift card program costs are "front-loaded", meaning we bear the cost of providing the card services, but do not receive material revenues until several quarters later. Accordingly, we show a greater increase in cost of revenues than an increase in revenues. We anticipate this trend to continue until new product offerings and programs result in greater revenue throughout the year and decrease our upfront cost of cards prior to sale. We are introducing new products that pay us up-front, rather than relying upon deferred revenue products. As we become less dependent upon maintenance fees, expiration fees and breakage, revenues and costs will be recorded nearer in time. We have decreased selling, general and administrative expenses through attrition and cost cutting measures. However, our generation of cash flows from operating activities has not been sufficient to cover operations. Therefore, we have raised working capital through equity and debt offerings. The equity offerings dilute existing stockholders and the debt offerings increase our interest expense, which has negatively affected our net income (loss). We continually strive to increase sales of higher profit margin products and expect this to increase cash flows from operating activities in the future. We expect our need for raising capital from outside sources to fund operations will decrease.

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

  The main reason for the increase in revenue and other income in 2004 compared to 2003 is the significant increase in the sale of third party gift cards and gift certificates. Sales of gift cards and gift certificates increased approximately $3,100,000, or 67.3%, mainly related to an increase in the Darden fulfillment operations. We also reflected an increase of approximately $347,000, or 61.2%, from fees earned from customers. This increase represents the continuing trend of significant increases in the sale of mall gift cards, and the subsequent collection of maintenance fees and expiration fees. As noted in the transaction volume table above, we have seen a significant increase in the volume represented by the sale of mall gift cards. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of gift cards. Our contracts in the past generally allowed malls to retain these point-of-sale fees.

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

  In 2003 and for the first nine months of 2004, we used the services of First Data Corp. to process our mall gift card transactions. During the fourth quarter of 2004, we began processing mall gift card transactions through Solspark, a subsidiary of First Data Corp. Merchant Fees recorded during the fourth quarter decreased as a result of this vendor change, and as a result of a renegotiation of our credit/debit card processing agreement with Nova Information Systems. We expect to see costs associated with processing customer transactions continue to decrease as we migrate all of our mall clients to Solspark and process more credit/debit transactions at the lower rates provided by Nova.

  We offer volume rebates on mall gift cards sold (based on dollar amount sold) to mall owner/operators as an incentive to use our card programs. We accumulate these rebates and pay the rebates to the malls approximately one year following the completion of the card transaction year. Rebates also comprise a portion of the discounts we receive in exchange for re-selling traditional scrip to the various non-profit organizations such as the K-12 schools participating in our Children's Heroes program. We typically pay approximately 60% of the discount we receive to the non-profit organization selling traditional scrip products.

  Other Costs is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients. The largest change in these accounts from the prior year is due to the "hard costs" associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these hard costs increase proportionately.

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

  Gross Profit decreased approximately $823,000 from December 31, 2003 to December 31, 2004. The decrease in breakage revenue (discussed above) reflects approximately $634,000 of this reduction. The remaining difference can be explained by the nature of the gift card industry. Costs are incurred in the contract origination period, while revenue streams mature approximately 7 months following, as described above. Therefore, as the gift card transaction volume grows, we continue to experience declining margins since the majority of the costs to generate the gift card volume are recorded before or at the time the card is sold and the majority of the revenues related to such cards do not begin to be recorded until approximately 7 months later.

  Selling, General and Administrative

	Year Ended December 31,		Dollar	Percentage
	2004	2003	Change	Change

Personnel	$ 3,206,000	$ 3,453,000	$ (247,000)	-7.2%
Non-qualified stock options	-	1,250,000	(1,250,000)	-100.0%
Other Selling, General and Administrative Expenses	1,280,000	1,441,000	(161,000)	-11.2%
Professional Fees	483,000	308,000	175,000	56.8%
	$ 4,969,000	$ 6,452,000	$ (1,483,000)	-23.0%

  For the year ended December 31, 2004, we experienced a 23% decrease in selling, general and administrative expenses due to a non-cash expense of $1,250,000 for non-qualified stock options that were extended and transitioned from a qualified plan to a non-qualified plan for one of the original employees of the Company that ceased employment in February 2003. Selling, General and Administrative expenses for the year ended December 31, 2003, without considering this expense for non-qualified stock options, totaled approximately $5.2 million. The decrease in selling, general and administrative expenses, excluding the non-cash non-qualified stock option expense in the year ended December 31, 2004, compared to the year ended December 31, 2003, would have totaled approximately $233,000, representing a year-over-year decrease of approximately 4.5%.

  Personnel expenses decreased due to normal attrition, and process improvements in our fulfillment business that required less manpower during our peak holiday season. We have employed nearly half of our personnel for over five years. We anticipate our experience will continue to benefit us in the marketplace.

  Other Selling, General and Administrative expenses are comprised of rent, travel, and depreciation expenses. We experienced an 11.2% reduction as a normal course of business in 2004.

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

  Transaction volume decreased 12.7% in the year ended December 31, 2004 from the comparable period ended December 31, 2003, primarily due to the shopping mall industry consolidation discussed above. However, Revenues and other income increased 30.2% in the comparable periods, as our gift card programs are more profitable than our gift certificate programs. As discussed above, our gift card program costs are "front-loaded", meaning we bear the cost of providing the card services, but do not receive material revenues until several quarters later. This has the effect of showing a greater increase in cost of revenues than the growth rate in revenues. We anticipate this trend to continue until new product offerings and programs result in more even revenue recognition throughout the year and minimize the upfront cost of cards to us prior to sale. We are introducing new products that pay us up-front, rather than relying upon deferred revenue products. As we become less dependent upon maintenance fees, expiration fees and breakage, revenues and costs will be recorded at approximately the same time. We have consistently decreased Selling, General and Administrative expenses through attrition and cost cutting measures. However, our generation of cash flows from operating activities has not been sufficient and therefore, we have raised working capital through equity and debt offerings. The equity offerings dilute existing stockholders and the debt offerings increase our interest expense, which has negatively impacted our net income (loss). We continually strive to increase sales of higher profit margin products and expect this to increase cash flows from operating activities in the future. This will minimize or eliminate the need for raising capital from outside sources. We are currently in discussions with several institutional level financial companies in order to obtain the working capital we need to market and distribute our new products and execute our business plan. We are also in discussions with investment bankers to assist us with the completion of a public offering of our common stock. The timing and success of these events is not certain.

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

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Current debt	$1,346,668	$1,346,668
Long-term debt	$4,100,000		$4,100,000
Operating leases	$398,433	$335,303	$58,491	$2,111	$2,528
Total	$5,845,101	$1,681,971	$4,158,491	$2,111	$2,528

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

  The reportable conditions in our internal control over financial reporting relate to the capture of all necessary information for complete disclosure in the footnotes to the financial statements for the required periods prior to the auditors' review. The deficiencies were detected in the audit process and the disclosures have been appropriately presented in this Form 10-KSB/A. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Audit Committee.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders(1)	7,879,896	$2.260	3,950,624(2)
Equity Compensation Plans Not Approved by Stockholders	NA	NA	NA
Total	7,879,896		3,950,624

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

  ITEM13. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation for a Stock Corporation in the State of Maryland (Filed as Exhibit 2(a) to the Registrant's Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.2	Certificate of Ownership and Merger (Filed as Exhibit 2(b) to the Registrant's Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.3	Bylaws of NBO Systems, Inc. (Filed as Exhibit 2(c) to the Registrant's Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.4	Articles of Amendment of Articles of Incorporation (Filed herewith.)
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation, as amended, and Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.
4.2	Amended 1997 Stock Option Plan (Filed herewith.)
4.3	Warrant Agreement. The form of warrant agreement is substantially the same for all outstanding warrants consisting of Class A Warrants - 1,010,672 Exercisable at $2.40; Class B Incentive Warrants - 1,197 Exercisable at $5.50; Other Warrants: 177,421 Exercisable at $3.00; 969,997 Exercisable at $4.00; 224,659 Exercisable at $4.40; 186,835 Exercisable at $5.50 (Filed as Exhibit 6(c) to the Registrant's Form 10-SB filed on August 2, 2001, and incorporated herein by reference.)
10.1	Internet Gift Card(s) Agreement by and between NBO, Inc. and GMRI, Inc., dated as of August 4, 2000 (50 (Filed as Exhibit 6(b) to the Registrant's Form 10-SB filed on August 2, 2001, and incorporated herein by reference.)
10.2	License And Services Agreement dated July 31, 2002, with Card Commerce International, Inc. (Filed herewith.)
10.3	Master Agreement dated October 10, 2002, with Metavante Corporation (Filed herewith.)
10.4	Cash Card Issuer Agreement with Discover Financial Services, Inc., dated October 11, 2002. (Filed herewith.)
10.5	Master Services Agreement Dated October 31, 2002, with IPS Card Solutions, Inc. (Filed Herewith.)
10.6	Stored Value Card Service Agreement Dated As Of April 1, 2003, With First Data Resources Inc.
10.7	Card Sponsorship Agreement between Registrant and BankFirst dated April 9, 2003 (Filed herewith.)
10.8	Addendum Dated August 8, 2003, To The Internet Gift Card(S) Agreement Dated April 1, 2001, With GMRI, Inc. (Filed herewith.)
10.9	Contract Services Agreement dated October 14, 2003, with Glimcher Properties Limited Partnership (Filed herewith.)
10.10	ACH Origination Agreement with Florida Bank, N.A., dated December 30, 2003 (Filed herewith.)
10.11	ODFI Originator Agreement dated as of March 19, 2004, with BANKFIRST (Filed herewith)
10.12	Amendment dated June 22, 2004, to Master Agreement dated October 10, 2002, with Metavante Corporation (Filed herewith.)
10.13	Letter of Intent with Meta Payment Systems dated August 30, 2004 (Filed herewith.)
10.14	Marketer Agreement dated September 2, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed herewith.)
10.15	Originating Depository Financial Institution Originator Agreement dated September 13, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed herewith.)
10.16	First Amendment to Contract Services Agreement with Glimcher Properties Limited Partnership dated September 9, 2004 (Filed herewith.)
10.17	Merchant Processing Agreement dated October 14, 2004, with NOVA Information Systems, Inc., and U.S. Bank, N.A. (Filed herewith.)
10.18	Merchant Participation Agreement dated October 25, 2004 (Filed herewith)
10.19	Letter of Intent dated November 9, 2004, with Great Lakes Scrip Center, L.L.C. (Filed herewith.)
10.20	Addendum August 8, 2004, to Internet Gift Cards Agreement dated April 1, 2001, with Darden GC Corp. (Filed herewith.)
10.21	Premises Lease Amendment #1 dated October 27, 2004, with 5B Bangerter L.L.C. (Filed herewith.)
10.22	Stored Value Product Agreement with Adaptive Marketing LLC, dated November 19, 2004 (Filed herewith.)
31.1	Section 302 Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Section 302 Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

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

  NBO Systems, Inc.

  STATEMENTS OF STOCKHOLDERS' DEFICIT

  Year ended December 31, 2004, nine-months ended December 31, 2003, and three months ended March 31, 2003 (unaudited)

	Convertible redeemable preferred stock		Common stock		Subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total
	Number of shares	Amount	Number of shares	Amount

Balance at January 1, 2003 (unaudited)	59,231	$59,231	16,586,960	$8,293	$(17,900)	$22,721,117	$(25,466,589)	$(2,695,848)

Common stock issued for
Payment of Interest (unaudited)	-	-	3,418	2	-	13,670	-	13,672
Cash (net of issuance costs of $0) (unaudited)	-	-	31,001	16	-	123,989	-	124,005
Common stock warrants issued for interest (unaudited)	-	-	-	-	-	21,794	-	21,794
Net loss (unaudited)	-	-	-	-	-	-	(2,284,095)	(2,284,095)
Balance at March 31, 2003	59,231	59,231	16,621,379	8,311	(17,900)	22,880,570	(27,750,684)	(4,820,472)
Preferred stock dividends	5,924	5,924	-	-	-	105,152	(111,076)	-
Common stock issued for:
Rescission of option exercise	-	-	(312,500)	(156)	-	(109,219)	-	(109,375)
Payment for services	-	-	2,400	1	-	9,599	-	9,600
Payment of interest	-	-	6,382	3	-	25,525	-	25,528
Common stock options and warrants issued for services and compensation	-	-	-	-	-	1,250,000	-	1,250,000
Common stock warrants issued for interest	-	-	-	-	-	33,020	-	33,020
Net loss	-	-	-	-	-	-	(2,312,000)	(2,312,000)
Balance at December 31, 2003	65,155	65,155	16,317,661	8,159	(17,900)	24,194,647	(30,173,760)	(5,923,699)
Preferred stock dividends	6,515	6,515	-	-	-	115,641	(122,156)	-
Common stock issued for:
Rescission of warrant exercise	-	-	(4,023)	(2)		(16,090)	-	(16,092)
Repayment of note payable	-	-	17,782	7	-	48,890	-	48,897
Exchange of warrants	-	-	155,111	78	-	(78)	-	-
Payment of interest	-	-	889	1	-	3,557	-	3,558
Cash (net of issuance costs of $67,638)	-	-	571,250	286	-	2,217,362	-	2,217,648
Common stock warrants issued for payment of interest	-	-	-	-	-	24,903	-	24,903
Net loss	-	-	-	-	-	-	(4,005,801)	(4,005,801)
Balance at December 31, 2004	71,670	71,670	17,058,670	8,529	(17,900)	26,588,832	(34,301,717)	(7,650,586)

  The accompanying notes are an integral part of this statement

  NBO Systems, Inc.

  STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Nine months ended
	December 31,	December 31, 2003	December 31,
	2004	(unaudited)	2003
Increase (decrease) in cash
Cash flows from operating activities:
Net loss	$ (4,005,801)	$ (4,375,498)	$ (2,312,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	341,553	345,426	261,062
Loss on disposal of other assets and property and equipment	80,330	264,466	24,767
Common stock options and warrants issued for services
and compensation	-	1,250,000	1,250,000
Common stock warrants issued for interest	24,903	54,814	33,020
Common stock issued for services	-	9,600	9,600
Common stock issued as payment of interest	3,558	39,200	25,528
Bad debt expense	12,327	6,648	-
Changes in assets and liabilities:
Accounts receivable	246,269	(451,168)	(704,295)
Employee advances	(2,081)	(4,471)	1,165
Inventory	21,352	(252,570)	(247,394)
Prepaid expenses and other assets	223,809	97,215	5,971
Accounts payable	891,703	557,475	1,562,455
Accrued liabilities	17,678	613,819	566,038
Total adjustments	1,861,401	2,530,454	2,787,917
Net cash (used in) provided by operating activities	(2,144,400)	(1,845,044)	475,917
Cash flows from investing activities:
Purchase of property and equipment	(58,120)	(165,676)	(78,264)
Proceeds from sale of property, equipment, and other assets	19,806	800	799
Net cash used in investing activities	(38,314)	(164,876)	(77,465)
Cash flows from financing activities:
Decrease in checks written in excess of cash in bank	-	-	(16,671)
(Decrease) increase in advances on restricted cash	(3,611,569)	1,555,845	(844,604)
Proceeds from sale of common stock	2,201,556	124,005	-
Payments on notes to officer	(22,082)	(15,000)	(15,000)
Proceeds from notes to stockholders	3,731,392	1,025,000	750,000
Principal payments on notes to stockholders	(21,750)	(621,853)	(214,100)
Net cash provided by (used in) financing activities	2,277,547	2,067,997	(340,375)
Net increase in cash	94,833	58,077	58,077
Cash at beginning of period	58,077	-	-
Cash at end of period	$ 152,910	$ 58,077	$ 58,077

  The accompanying notes are an integral part of these statements.

  NBO Systems, Inc.

  STATEMENTS OF CASH FLOWS - CONTINUED

	Year ended	Year ended	Nine months ended
	December 31, 2004	December 31, 2003	December 31, 2003
		(unaudited)

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 807,643	$ 72,306	$ 27,188
Cash paid during the period for income taxes	2,990	1,581	1,682

Noncash Investing and Financing Activities
Transfers of fixed assets to other assets	(30,815)	(312,370)	(16,012)
Transfers of other assets to fixed assets	41,677	138,606	64,560
Preferred stock dividends	122,156	111,076	5,924
Stock issued to repay notes payable to stockholders	48,897	-	-
Increase in notes to officer due to rescission of stock option exercise	-	(109,375)	(109,375)

  The accompanying notes are an integral part of these statements

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

  Based on the preceding, for sales of third-party merchant gift certificates or gift cards, the Company records as revenue the amount received from the customer at the time of the sale. The amount that the Company pays the retailer is recorded as a cost of revenue. The Company recognizes point of sale convenience fee revenue earned from customers from the sale of gift certificates or gift cards upon occurrence of the event. Merchant fee revenue earned from retailers is recognized when gift certificates or gift cards are sold. With respect to gift certificate or gift card service contracts, reimbursable merchant fee revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. Interest income is recognized when earned.

  During 2002, the Company began recognizing income on unredeemed/unredeemable gift certificates or gift cards in accordance with contractual agreements. Gift certificates or gift cards that are not redeemed by the holder due to destruction, loss, maintenance fees or service charges, expiration or the expiration of the legal statute of limitations, or other reasons are subject to claim by the Company as unredeemed/unredeemable property. Gift certificates or gift cards that are not redeemed are referred to as "breakage."

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  The Company recognizes income on gift certificate breakage at the end of the term of the period in which the Company is obligated to honor gift certificates, which ranges from one to seven years and is based on either the expiration date on the gift certificate or the applicable legal statute of limitation (applicable where state law prohibits expiration dates), which represents the extinguishment of the liability. Breakage income is recognized on paper gift certificates during the month following the expiration date. Breakage income is recognized on paper gift certificates with no expiration date based on the applicable legal statute of limitation. Revenue is recognized on gift cards in the period in which the Company receives the maintenance fee, service charge, or expiration fee applied to the consumer's gift card. In all cases, the Company records breakage revenue on gift cards not more than 20 months from the month of sale.

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE D - PROPERTY AND EQUIPMENT

  Property and equipment, at cost, are as follows:

	December 31,	December 31,
	2004	2003
Furniture and fixtures	$276,010	$274,648
Kiosks and counter top units	58,003	287,724
Support equipment	332,236	316,831
Office equipment and vehicles	754,957	737,346
Software	287,970	273,845
Leasehold improvements	152,237	152,236
	1,861,413	2,042,630
Less accumulated depreciation and amortization	(1,313,387)	(1,167,448)
	$548,026	$875,182

  NOTE E - DEPOSITS AND RESERVES

  As of December 31, 2004 and 2003, deposits and reserves totaled $333,478 and $727,965, respectively, consisting of:

	December 31, 2004	December 31, 2003
Gift card reserves	$260,074	$348,630
Merchant processor reserve	0	255,562
Office space letter of credit	50,369	100,738
General Deposits	23,035	23,035
	$333,478	$727,965

  NOTE F - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

	December 31, 2004	December 31, 2003
Payroll and paid time off	$628,745	$521,690
Interest	395,480	409,475
Credit card merchant fees	192,707	412,321
Other	19,410	18,784
	$1,236,342	$1,362,270

  The remainder of this page intentionally left blank.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  (including notes related to the unaudited year ended December 31, 2003)

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  Preferred stock

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

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

  Changes in the Company's stock options and warrants are as follows:

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

  NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

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
$398,433

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2004 and 2003

  (including notes related to the unaudited year ended December 31, 2003)

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

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

  NBO Systems, Inc.

  By: /s/ Keith A. Guevara

  Keith A. Guevara

  Chairman/President/CEO

  Dated: April 29, 2005

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Keith A. Guevara	President, Chief Executive Officer	April 29, 2005
Keith A. Guevara	and Chairman of the Board of Directors
*Principal Executive Officer

/s/ D. Kent Jasperson	Chief Accounting Officer, Secretary	April 29, 2005
D. Kent Jasperson	and Treasurer
* Principal Accounting Officer

/s/ Christopher Foley	Chief Financial Officer and Director	April 29, 2005
Christopher Foley

/s/ Andrew Boyd-Jones	Director	April 29, 2005
Andrew Boyd-Jones

  EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation for a Stock Corporation in the State of Maryland (Filed as Exhibit 2(a) to the Registrant's Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.2	Certificate of Ownership and Merger (Filed as Exhibit 2(b) to the Registrant's Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.3	Bylaws of NBO Systems, Inc. (Filed as Exhibit 2(c) to the Registrant's Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.4	Articles of Amendment of Articles of Incorporation (Filed herewith.)
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation, as amended, and Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.
4.2	Amended 1997 Stock Option Plan (Filed herewith.)
4.3	Warrant Agreement. The form of warrant agreement is substantially the same for all outstanding warrants consisting of Class A Warrants - 1,010,672 Exercisable at $2.40; Class B Incentive Warrants - 1,197 Exercisable at $5.50; Other Warrants: 177,421 Exercisable at $3.00; 969,997 Exercisable at $4.00; 224,659 Exercisable at $4.40; 186,835 Exercisable at $5.50 (Filed as Exhibit 6(c) to the Registrant's Form 10-SB filed on August 2, 2001, and incorporated herein by reference.)
10.1	Internet Gift Card(s) Agreement by and between NBO, Inc. and GMRI, Inc., dated as of August 4, 2000 (50 (Filed as Exhibit 6(b) to the Registrant's Form 10-SB filed on August 2, 2001, and incorporated herein by reference.)
10.2	License And Services Agreement dated July 31, 2002, with Card Commerce International, Inc. (Filed herewith.)
10.3	Master Agreement dated October 10, 2002, with Metavante Corporation (Filed herewith.)
10.4	Cash Card Issuer Agreement with Discover Financial Services, Inc., dated October 11, 2002. (Filed herewith.)
10.5	Master Services Agreement Dated October 31, 2002, with IPS Card Solutions, Inc. (Filed Herewith.)
10.6	Stored Value Card Service Agreement Dated As Of April 1, 2003, With First Data Resources Inc.
10.7	Card Sponsorship Agreement between Registrant and BankFirst dated April 9, 2003 (Filed herewith.)
10.8	Addendum Dated August 8, 2003, To The Internet Gift Card(S) Agreement Dated April 1, 2001, With GMRI, Inc. (Filed herewith.)
10.9	Contract Services Agreement dated October 14, 2003, with Glimcher Properties Limited Partnership (Filed herewith.)
10.10	ACH Origination Agreement with Florida Bank, N.A., dated December 30, 2003 (Filed herewith.)
10.11	ODFI Originator Agreement dated as of March 19, 2004, with BANKFIRST (Filed herewith)
10.12	Amendment dated June 22, 2004, to Master Agreement dated October 10, 2002, with Metavante Corporation (Filed herewith.)
10.13	Letter of Intent with Meta Payment Systems dated August 30, 2004 (Filed herewith.)
10.14	Marketer Agreement dated September 2, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed herewith.)
10.15	Originating Depository Financial Institution Originator Agreement dated September 13, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed herewith.)
10.16	First Amendment to Contract Services Agreement with Glimcher Properties Limited Partnership dated September 9, 2004 (Filed herewith.)
10.17	Merchant Processing Agreement dated October 14, 2004, with NOVA Information Systems, Inc., and U.S. Bank, N.A. (Filed herewith.)
10.18	Merchant Participation Agreement dated October 25, 2004 (Filed herewith)
10.19	Letter of Intent dated November 9, 2004, with Great Lakes Scrip Center, L.L.C. (Filed herewith.)
10.20	Addendum August 8, 2004, to Internet Gift Cards Agreement dated April 1, 2001, with Darden GC Corp. (Filed herewith.)
10.21	Premises Lease Amendment #1 dated October 27, 2004, with 5B Bangerter L.L.C. (Filed herewith.)
10.22	Stored Value Product Agreement with Adaptive Marketing LLC, dated November 19, 2004 (Filed herewith.)
31.1	Section 302 Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Section 302 Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley