Form 10QSB
period 2005-03-31
NBO SYSTEMS  INC
filed 2005-05-16
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
incorporation or organization)

3676 W. California Ave. Bldg. D

Salt Lake City, Utah 84104

(Address of Principal Executive Offices)

(801) 746-8000

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

As of May 16, 2005, the number of shares outstanding of the registrant's only class of common stock was 17,290,536.

Transitional Small Business Disclosure Format (check one): Yes                No    X

Table of Contents

PART I - FINANCIAL INFORMATION

Forward-looking Statements

This Report on Form 10-QSB, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 10 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NBO SYSTEMS, INC.
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS
Cash	$ 38,222	$ 152,910
Restricted cash	6,510,681	16,798,638
Accounts receivable, net of allowance for uncollectible accounts of $6,500 at March 31, 2005 and $6,000 at December 31, 2004	250,397	598,604
Inventory	96,769	294,471
Prepaid expenses	53,082	136,206
Employee advances	10,333	5,159
Total current assets	6,959,484	17,985,988
PROPERTY AND EQUIPMENT, NET	493,737	548,026
OTHER ASSETS
Deposits and reserves	334,726	333,478
Other assets	112,740	114,773
	447,466	448,251
	$ 7,900,687	$ 18,982,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	$ 8,531,395	$ 16,884,501
Accounts payable	1,396,189	3,065,340
Accrued liabilities	946,200	1,236,342
Notes to stockholders	5,052,987	1,000,750
Notes to officer	345,918	345,918
Total current liabilities	16,272,689	22,532,851
LONG-TERM LIABILITIES
Long-term notes to stockholders	500,000	4,100,000
Total long-term liabilities	500,000	4,100,000

Total liabilities	16,772,689	26,632,851
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 71,670 and 71,670 shares issued and outstanding at March 31, 2005 and December 31, 2004; redemption value $2.20 per share	71,670	71,670
Common stock, par value $0.0005; authorized 50,000,000 shares; 17,124,944 and 17,058,670 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	8,562	8,529
Subscriptions receivable	(17,900)	(17,900)
Deferred financing costs	(559,618)	-
Additional paid-in capital	27,805,117	26,588,832
Accumulated deficit	(36,179,833)	(34,301,717)
Total stockholders' deficit	(8,872,002)	(7,650,586)
	$ 7,900,687	$ 18,982,265

NBO SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2005	2004

Revenues	$ 1,971,667	$ 1,724,007
Other Income	98,240	(25,328)
Total revenues and other income	2,069,907	1,698,679

Operating expenses
Cost of revenues and other income	1,843,688	1,739,149
Selling, general and administrative expenses	1,542,220	1,294,004
Total operating expenses	3,385,908	3,033,153
Operating loss	(1,316,001)	(1,334,474)

Non-operating income (expense)
Interest expense	(548,884)	(89,321)
Other expense	(13,231)	(28,868)

Loss before income taxes	(1,878,116)	(1,452,663)
Income tax benefit	-	-
NET LOSS	$ (1,878,116)	$ (1,452,663)

Net loss per common share - basic and diluted	$ (0.11)	$ (0.09)

Weighted-average number of common shares outstanding - basic and diluted	17,070,000	16,321,000

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$ (1,878,116)	$ (1,452,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,383	90,172
Loss on disposal of other assets and property and equipment	14,286	28,944
Common stock warrants issued for interest	25,568	-
Common stock issued for services	50,096	-
Common stock issued as payment of interest	-	3,557
Amortization of debt discount and deferred financing costs	90,290	-
Beneficial conversion feature	157,500	-
Bad debt expense	6,395	2,635
Changes in assets and liabilities:
Accounts receivable	341,812	464,403
Employee advances	(5,174)	(17,159)
Inventory	197,702	99,552
Prepaid expenses and other assets	76,457	(64,086)
Accounts payable	(1,669,150)	(1,373,549)
Accrued liabilities	(290,142)	(203,572)
Total adjustments	(941,977)	(969,103)
Net cash used in operating activities	(2,820,093)	(2,421,766)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(15,570)	(7,387)
Proceeds from sale of property, equipment, and other assets	641	-
Net cash used in investing activities	(14,929)	(7,387)

Cash flows provided by (used in) financing activities:
Increase in advances on restricted cash	1,934,851	1,388,923
Proceeds from sale of common stock	215,000	-
Payments on notes to officer	-	(22,082)
Proceeds from notes to stockholders	700,000	1,031,392
Principal payments on notes to stockholders	(129,517)	-
Net cash provided by financing activities	2,720,334	2,398,233
Net decrease in cash	(114,688)	(30,920)
Cash at beginning of period	152,910	58,077
Cash at end of period	$ 38,222	$ 27,157

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 289,905	$ 143,781
Cash paid during the period for income taxes	3,003	-

Non-cash investing and financing activities
Transfers of fixed assets to other assets	$ (1,395)	$ (27,899)
Transfers of other assets to fixed assets	-	30,355

NBO SYSTEMS, INC.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. ("NBO" or "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2004 included in the Company's Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the period ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

NOTE B - GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the three months ended March 31, 2005, the Company had negative cash flows of $2,820,093 from operating activities. At March 31, 2005, the Company had a deficit in working capital of $9,313,205 and an accumulated deficit of $36,179,833. The Company's ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue to attempt to raise capital through private equity or debt offerings, as well as from institutional investors until internally generated profitability is achieved. The Company may establish a line of credit with a financial institution, or raise bridge financing until a liquidity event can be achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and by minimizing costs on existing contracts. The Company is also expanding its available products and services to diversify the risk associated with having limited revenue sources.

There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2005. Management believes that if the Company were not able to obtain additional financing for the development of its overall business, operations could be restructured in order for the Company to be profitable at the current level of sales. However, there can be no assurance that the Company will be able to achieve its plan or to continue operating without additional financing.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $1,821,000 at March 31, 2005. Withdrawals of the funds are restricted to the redemption payment of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unredeemed gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unredeemed gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage from restricted cash to unrestricted cash upon issuance of the gift certificate or gift card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, gift certificates and gift cards payable is reduced by a corresponding amount.

NBO SYSTEMS, INC.

NOTE D - INVENTORY

Inventory consists only of gift certificates purchased from third party retailers. Gift certificates are recorded at cost (specific identification method).

NOTE E - EQUITY

During the three month period ended March 31, 2005 the Company issued 8,336 shares of common stock for services in the amount of $33,344 according to the terms of an employment agreement for one of the Company's officers, and issued 4,188 shares of common stock for services in the amount of $16,752 according to terms of a compensation agreement relating to commissions paid for the private placement of common stock in the Company. The total shares of common stock issued for services was 12,524 in the amount of $50,096.

During the three month period ended March 31, 2005 the Company issued 999,879 warrants to purchase shares of common stock in the amount of $839,555 in accordance with the terms of notes payable. The amount of $839,555 represents a total of $127,316 in interest expense recorded in the three month period ended March 31, 2005, plus $559,617 in deferred interest to be accreted over the life of note as a result of debt refinancing, plus $152,621 in deferred interest expense on the note issued to be accreted over the life of the note. The note holders are also shareholders and accredited investors.

During the three month period ended March 31, 2005, the Company issued 53,750 shares of common stock at $4.00 cash per share in connection with a private placement generating total proceeds of $215,000.

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

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

NOTE F - STOCK BASED COMPENSATION - CONTINUED

	Three Months Ended March 31,
	2005	2004

Net loss - as reported	$(1,878,116)	$(1,452,663)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(178,757)	(20,751)

Net loss - pro forma	$(2,056,873)	$(1,473,414)

Loss per share - as reported	$(0.11)	$(0.09)

Loss per share - pro forma	$(0.12)	$(0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
	March 31,
	2005	2004

Expected dividend yield	-	-
Expected price volatility	26.35%	29.44%
Risk-free interest rate	4.29%	2.87%
Expected life of options	10	10

The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 are $1.89 and $ - per share, respectively.

NOTE G - LOSS PER COMMON SHARE

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

The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the periods ended March 31, 2005 and 2004.

For the periods ended March 31, 2005 and 2004 respectively, the Company had 8,634,775 and 6,956,543 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

NOTE H - COMMITMENTS AND CONTINGENCIES

Litigation

a. Ripperda, et al v. NBO, Inc., et al, Circuit Court Twentieth Judicial Circuit of Illinois, St. Clair County, Case No. 04L91

NBO SYSTEMS, INC.

NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

The lawsuit is currently pending in state court in St. Clair County, Illinois. The Company has filed a motion to dismiss, but the plaintiff has not yet filed an opposition. Both the plaintiff and the Company are continuing to conduct discovery. As a result of the continuing discovery, the probability of an adverse outcome cannot be determined, nor can the potential liability be estimated.

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

The Company has also asserted a right to indemnification from WildCard for its costs and liabilities, if any, incurred in the litigation with Thomas Ripperda. WildCard has rejected the Company's claim for indemnification.

NBO SYSTEMS, INC.

NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

Since the agreement with WildCard contains an arbitration clause, WildCard has invoked the right to arbitrate the dispute. At this point in time, the arbitrators have been appointed and the parties are proceeding in the ordinary course of the arbitration proceeding. No lawsuit has been filed and no discovery or other proceedings have been initiated in the arbitration proceeding. At this time, the probability of an adverse outcome is uncertain and any potential liability is not estimable.

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

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of March 31, 2005 we have incurred cumulative losses of approximately $36.2 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued short-term and long-term promissory notes providing for interest at annual rates of between 17 and 30 percent. The aggregate amount of such loans was approximately $5.7 million as of March 31, 2005. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

If we are not successful in marketing our products and services, our results of operations will suffer.

We have expended few funds on marketing and advertising to date. We anticipate a significant increase in sales and marketing expenditures particularly for our new products and services to be offered later in 2005. We have not developed or tested any targeted, integrated, multi-media marketing program that would include print, radio, television or on-line components to build brand awareness and drive sales. Our future growth and profitability will depend in large part upon our ability to:

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

NBO SYSTEMS, INC.

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

We currently recognize revenue from the funds underlying unredeemed gift certificates and gift cards, known in our industry as "breakage."  Through their unclaimed property laws (also known as abandoned property or escheat laws), some states seek to escheat gift certificates and gift cards that remain unclaimed or unredeemed for a legally specified amount of time.  According to the leading U.S. Supreme Court case, Texas v. New Jersey, 379 U.S. 674 (1965), a state may escheat the unclaimed property held by a company if either (1) that company keeps records indicating that the addresses of the property owners are located in that state, or (2) the company does not keep such records, but is domiciled in that state.  As a Maryland corporation, we are subject to Maryland's unclaimed property laws, which expressly exempt gift certificates from escheat.  We have relied on the ruling in Texas v. New Jersey and our Maryland domicile to determine that the breakage we hold is exempt from escheat.

However, approximately 14 states have enacted unclaimed property laws that both provide for the escheat of gift certificate or gift cards and contain so-called "transactional jurisdiction" provisions.  Such "transactional jurisdiction" provisions authorize a state to escheat unclaimed property that was initially sold or distributed within such state.  The legal validity of "transactional jurisdiction" provisions is in question given the ruling in Texas v. New Jersey.  One federal district court has held that transactional jurisdiction is invalid to the extent it conflicts with Texas v. New Jersey. However, the state courts in two states have upheld the validity of transactional jurisdiction. In future years, as the dormancy periods for the years in which the gift cards and gift certificates were issued expire, the potential amount might become material.

We face the risk that some of the states that have enacted "transactional jurisdiction" provisions will attempt to enforce such provisions and escheat the unredeemed gift certificates and gift cards that we hold.  If such states are successful in applying such laws, our business prospects, results of operations, liquidity, and financial position would be adversely affected.  Furthermore, some of the states which have not enacted "transactional jurisdiction" provisions may enact such provisions in the future.  If additional states enact "transactional jurisdiction" provisions and the unclaimed property laws of such states provide for the escheat of gift certificates or gift cards, our business prospects, results of operations, liquidity, and financial position may further be adversely affected. The potential amount subject to escheat to the states that have transactional jurisdiction statutes that do not exempt gift cards and gift certificates at the end of our last fiscal year is not material.

Since we do not have long-term agreements with our vendors and suppliers, we may not be able to secure adequate supplies, which could disrupt our operations and have an adverse affect on our business prospects, liquidity, financial position and results of operations.

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

The risks associated with financial reporting have come to the forefront in recent years. Any failure to effectively implement adequate controls or meet the growing systems and staffing needs of our accounting and finance functions could result in errors in our published financial reports or in other failures to comply with our obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002. Based upon our size and scope of operations, we are not required to comply with Sarbanes-Oxley Section 404 until December 31, 2006. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud within the company. Our intent is to operate within the confines of the requirement to ensure effective internal controls within the organization. As we have been a non-listed public company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. Our reporting obligations will increase significantly should we become a listed public company, placing a considerable strain on our management, operational and financial resources and systems for the foreseeable future. We are currently developing and improving our internal accounting systems, particularly our operational, financial, communications and management controls and our reporting systems and procedures. We expect to devote significant resources to ensure that our administrative infrastructure and system of internal controls remain adequate for a listed public company. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting. Non-compliance with Sarbanes-Oxley can result in litigation, public scrutiny, and/or lost revenues, significantly limiting opportunities for future growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses the results of operations for the Company for the three month period ended March 31, 2005 and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in the financial condition of the Company at March 31, 2005 as compared to December 31, 2004, the fiscal year end for the Company. This discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in the Company's Form 10-KSB/A for the period ended December 31, 2004.

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

NBO SYSTEMS, INC.

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

Virtual Malls

Our experience indicates that about 25% of open-network mall gift card redemption activity occurs outside of the shopping mall that sold the mall gift card. This phenomenon is commonly referred to in the industry as "leakage." Leakage is applicable to mall gift cards sold on the VISA or MasterCard networks only, as the Visa or MasterCard logos on the face of the card indicates to the retailer that the card may be accepted anywhere VISA or MasterCard are accepted. Leakage is not applicable to mall gift cards sold on the Discover platform because Discover uses inclusion tables to restrict the redemption activity of the card to only those merchants located in the mall property. We believe that leakage percentages will increase as consumers recognize their ability to redeem cards at merchant locations outside the particular shopping mall property where the mall gift card was sold.

Leakage decreases the mall's customer traffic and ultimately the mall's sales volume. Opportunity arises when recipients of mall gift cards are unable to find the merchandise that they seek at that particular brick-and-mortar mall location, or when they prefer to shop on-line via the Internet, versus making a trip to the actual mall location. We anticipate that our Virtual Mall website will provide a solution to these challenges. A customized Virtual Mall website will be established to complement the sales efforts of each brick-and-mortar mall location. Shoppers would access the Virtual Mall either through the mall's website or our own website.

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

NBO SYSTEMS, INC.

In February 2005, we established an agreement with i-Carrots, a leading provider of Internet retail services, as the engine behind our Virtual Mall. i-Carrots has direct relationships with the manufacturers of a broad range of consumer merchandise, ranging from consumer electronics to apparel to jewelry. i-Carrots also has a network of distribution centers to handle order fulfillment.

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. Currently, 29 of ValueLink's clients utilize our dedicated closed network card order fulfillment program.

Corporate Incentive and Membership Reward Cards

We developed a multi-merchant prepaid stored-value card program in the fourth quarter of 2004. At December 31, 2004, we entered into agreements with over 80 national and regional retail merchants (i.e., Lowe's Home Improvement Centers, Circuit City and Dillard's) having in excess of 35,000 brick and mortar retail consumer locations, in addition to the merchant's online retail operations. As of this writing, the number of retail merchants has grown to 86, representing a total exceeding 47,400 brick and mortar retail locations. Each of the participating merchants provides us with rebates, varying from 3%-30%, whenever the multi-merchant card is presented for redemption at the merchant locations. The process of adding participating merchants to our cards continued in the three month period ended March 31, 2005.

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

NBO SYSTEMS, INC.

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

In November 2004, we signed an agreement with Great Lakes Scrip Company ("GLSC") of Grand Rapids, Michigan to operate a pilot program for distributing our fundraising cards in California, Minnesota, and Iowa in the first quarter of 2005. The pilot program is complete and we are currently evaluating the results of the pilot. We intend to enter into a long-term agreement with GLSC to distribute our fundraising cards nationwide. We sell the cards to GLSC, which in turn, sells the cards to its customers - the schools in their traditional scrip programs.

In the three month period ended March 31, 2005, we continued to market the University Fundraising Card Program using a dedicated internal sales team. The target market is large public and private colleges and universities throughout the country. The program includes a university-branded fundraising prepaid card and a university-branded virtual shopping mall. The university receives a percentage of the card purchases and virtual mall purchases.

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

  Continue to Establish Merchant Rebate Agreements for use with the Multi-Merchant Card Applications

As part of our multi-merchant card strategy, we plan to continue to add additional anchor merchants to our current list of 86 participating merchants. These agreements are difficult and time-consuming to craft, and form one barrier to entry in the channel for potential competitors. We believe our existing relationships will facilitate further advancement in the marketplace. We also believe that incremental volumes created for our participating merchants will enable us to receive even larger discounts and rebates than the initial agreements provide. This should increase our margins and provide additional or increased revenue sharing opportunities for our distribution partners, thereby accelerating additional sales and revenues.

  Expand Corporate Incentive and Membership Reward Card Programs

We currently supply prepaid stored-value cards to providers of turnkey corporate incentive and membership reward programs. We intend to expand our marketing efforts of prepaid stored-value cards to companies that administer their own incentive and membership reward programs.

  Establish a Direct Retail Presence for our Multi-Merchant Cards

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

We use CTUs located in the malls as our primary mall gift card and gift certificate sales medium. The CTU software gives the consumer the choice of purchasing a gift card or paper gift certificate (where supported) by credit/debit card, check, or cash. When the customer presents a credit/debit card for payment, the most common payment source, the mall employee swipes the consumer's card at the CTU, which then transmits an authorization request to NOVA. Upon receipt of the applicable authorization, the CTU software charges the credit/debit card for the gift card face value, plus any applicable point of sale fees and taxes. We deposit the funds into a local bank account, often on the mall premises. At the end of each business day, we sweep the funds from the depository bank account into a holding account designated specifically for gift card redemptions. These restricted bank accounts are maintained by the card-issuing bank or network designate and are separate from our operating accounts. The funds are dispensed as consumers redeem the gift cards. We earn interest income on the deposited funds.

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

We record all fulfillment business transaction volume conducted for third parties as revenue. This channel, reflected as sale of third party gift certificates/cards in our statement of operations, currently constitutes approximately 61% of our revenues. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate to sell through other business channels in 2005.

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

Results of Operations

Transaction Volume

The following figures are included for informational purposes only and are not included in the Company's statements of operations. Transaction volume does not represent revenues or other income of the Company. Rather, transaction volume represents the face value amount of the gift certificates and gift cards that we sell through our various business channels. Transaction volume is sometimes referred to as "sales."

	Three Months Ended March 31,		Dollar	Percentage
	2005	2004	Change	Change
Mall gift certificates	$ 667,000	$ 4,908,000	$ (4,241,000)	-86.4%
Mall gift cards	2,772,000	1,586,000	1,186,000	74.8%
NBO fulfillment (excluding ValueLink and Scrip)	869,000	655,000	214,000	32.7%
ValueLink	309,000	44,000	265,000	602.3%
Scrip	418,000	624,000	(206,000)	-33.0%
	$ 5,035,000	$ 7,817,000	$ (2,782,000)	-35.6%

Starting in 2004 and continuing into 2005, we experienced a major shift from mall gift certificate sales to mall gift card sales. This was primarily a result of The Rouse Company being purchased by General Growth Properties. Our gift certificate sales for The Rouse Company ceased in mid-2004. The Rouse Company had been our largest mall customer. We replaced most of the lost Rouse sales with gift card sales by Glimcher Properties, now our largest mall client, as well as other new independent mall owner/operators. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards.

With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall

NBO SYSTEMS, INC.

channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue.

We also experienced a 32.7% increase in the number of third party gift certificates and gift cards fulfilled. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden and Bahama Breeze). This transaction volume could decrease in 2005 if Darden changes its current fulfillment process. Darden has expressed intent from time to time in the year 2004 to change its fulfillment process in a manner that would affect how we record revenue. The contemplated change would be similar to our current processing of our ValueLink transactions, where we invoice ValueLink on a per-card fulfilled basis. Under the contemplated change, we would not record as revenue the full amount of the value of the gift cards sold on behalf of Darden, as we currently do. Accordingly, our recorded revenue would decline significantly, possibly as much as $4,000,000 in 2005 or more. We would also have a corresponding decrease in our cost of sales in 2005. The change contemplated by Darden would not materially affect our cash available for operations or our profitability.

ValueLink transaction volume increased over six-fold in the three months ended March 31, 2005. We expect 2005 ValueLink transaction volume to continue to substantially exceed 2004 volumes.

The Scrip transaction volume decrease is a result of our decision to exit the traditional scrip business by the end of the second quarter 2005 in favor of selling our Community Scrip Card. We have already transitioned all of our participating schools to other traditional scrip providers, have sold the majority of our inventory and are phasing out traditional scrip operations.

We anticipate increases in our transaction volume in 2005 compared to 2004 arising from our fundraising card, loyalty and incentive cards, retail incentive cards as well as sales from our virtual mall.

Revenues and Other Income

Revenues and other income from the various channels are recorded as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2005	2004	Change	Change
Sale of third party gift certificates/cards	$ 1,271,000	$ 1,271,000	$ -	0.0%
Merchant fees earned from retailers	169,000	225,000	(56,000)	-24.9%
Fees earned from customers	332,000	123,000	209,000	169.9%
Miscellaneous Income	160,000	96,000	64,000	66.7%
Interest on restricted cash	39,000	9,000	30,000	333.3%
Gift certificate breakage	98,000	(25,000)	123,000	492.0%
Total revenues and other income	$ 2,069,000	$ 1,699,000	$ 370,000	21.8%

Revenues and other income increased approximately 21.8% despite a decrease in transaction volume of approximately 35.6%. The main reason for the increase in revenue and other income in the first quarter of 2005 compared to the first quarter of 2004 is the significant increase in fees earned from customers, representing the continuing trend of significant increases in the sale of mall gift cards, and the subsequent collection of maintenance fees and expiration fees. As noted in the transaction volume table above, we have seen a significant increase in the volume represented by the sale of mall gift cards. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of gift cards. Our contracts in the past generally allowed malls to retain these point-of-sale fees. Revenues from the sale of third party gift cards and gift certificates were flat, despite an increase in transaction volume of approximately 32.7%. This decrease is due to the renegotiation of our Darden fulfillment contract and the related reduction in the discount provided to us upon the purchase of inventory from Darden. The year over year changes in gift certificate breakage is not indicative of anticipated future results. We experienced no benefit from gift certificate breakage in the three months ended March 31, 2004 as a result of merchants accepting expired gift certificates in excess of the breakage that would have been recognized for the period. We have updated our contracts to invoice the mall developer for expired certificates that are redeemed by merchants in their properties.

Cost of Revenues and Other Income

Cost of revenues for the various revenue channels are as follows:

NBO SYSTEMS, INC.

	Three Months Ended March 31,		Dollar	Percentage
	2005	2004	Change	Change
Third party gift certificates/cards	$ 1,182,000	$ 1,167,000	$ 15,000	1.3%
Merchant fees and charges	322,000	362,000	(40,000)	-11.0%
Commissions paid to mall owner/operators	209,000	65,000	144,000	221.5%
Other	131,000	145,000	(14,000)	-9.7%
Total cost of revenues and other income	$ 1,844,000	$ 1,739,000	$ 105,000	6.0%

Cost of revenues and other income increased 6% compared to a 21.8% increase in revenues and other income.

Cost of Revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates to our fulfillment and scrip customers. Our inventory of outside vendors' cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers. As noted above, we experienced no increase in sales associated with third party cards and certificates. While revenues from the sale of third party gift certificates and gift cards were flat, we incurred a 1.3% increase in costs associated with these sales. We are focused on increasing our margins on these products in future periods.

We incur costs in processing customer transactions, particularly credit/debit card transactions, through our merchant processor, Nova Information Systems, Inc. The shopping mall owner/operator reimburses us for the credit/debit card processing costs. The reimbursement is recognized as revenue. The fees paid by us to Nova Information Systems, Inc. to process the credit card are recorded as Merchant Fees. In 2003 and for the first nine months of 2004, we used the services of First Data Corp. to process our mall gift card transactions. Starting in the fourth quarter of 2004, we began processing mall gift card transactions through Solspark, a subsidiary of First Data Corp. Merchant Fees recorded overall decreased in dollar terms as a result of this vendor change, and as a result of a renegotiation of our credit/debit card processing agreement with Nova Information Systems. However, as a percentage change, merchant fees increased due to higher card-not-present transactions presented for payment due to increased ValueLink sales. We expect to see costs associated with processing customer transactions continue to decrease as we migrate all of our mall clients to Solspark and process more credit/debit transactions at the lower rates provided by Nova. However, increased card-not present transactions may offset the reductions in fees from our processors.

We pay a commission on mall gift cards sold (based on transaction volume and the number of cards sold) to mall owner/operators as an incentive to use our card programs. We accumulate these commissions and pay the commissions to the malls approximately one year following the completion of the card transaction year. Commissions also comprise a portion of the discounts we receive in exchange for re-selling traditional scrip to the various non-profit organizations such as the K-12 schools participating in our Children's Heroes program. We typically pay approximately 60% of the discount we receive to the non-profit organization selling traditional scrip products. Commissions paid to mall owner/operators increased substantially as mall programs selling our gift cards reached their first one-year anniversary, resulting in payouts of contractual commissions due to them. We anticipate further year-over-year increases as more malls migrate from selling paper gift certificates to our mall gift cards. This anticipated increase in cost in the form of rebates paid is more than offset by the revenues we receive in fees earned from customers from our gift cards.

Other Costs is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the "hard costs" associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these hard costs increase proportionately. However, we have negotiated volume discounts based on bulk purchases of gift card stock which resulted in the decrease in other costs of revenue of approximately 10.3%.

Gross Profit

Gross Profit for the related periods is as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2005	2004	Change	Change
Revenues and other income	$ 2,070,000	$ 1,699,000	$ 371,000	21.8%
Cost of Revenues and other income	(1,844,000)	(1,739,000)	(105,000)	6.0%
Gross Profit	$ 226,000	$ (40,000)	$ 266,000	665.0%
Gross Proft %	10.9%	-2.4%

NBO SYSTEMS, INC.

Revenues and other income increased 21.8% as detailed above. Cost of revenues and other income increased 6% as detailed above. Collectively, gross profit increased 665%. We anticipate gross margins will be maintained at approximately 11% throughout 2005.

Selling, General and Administrative Expenses
	Three Months Ended March 31,		Dollar	Percentage
	2005	2004	Change	Change
Personnel	$ 803,000	$ 885,000	$ (82,000)	-9.3%
Depreciation and amortization	62,000	90,000	(28,000)	-31.1%
Professional Fees	463,000	83,000	380,000	457.8%
Other Selling, General and Administrative Expenses	214,000	236,000	(22,000)	-9.3%
	$ 1,542,000	$ 1,294,000	$ 248,000	19.2%

Selling, general and administrative expenses increased 19.2% overall, however, selling, general and administrative expenses decreased for all expenses not related to professional fees, the majority of which are legal fees incurred as a result of defending the litigation referenced in Note G to the financial statements, as well as accounting fees.

Professional fees are expected to continue to grow as we enhance our operating and controls environment. Internal controls are critical to achieve strong performance over time. We will contract, as appropriate, with independent consultants to further strengthen our internal control environment. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect additional expenditures to protect and further our interests in this area. We also expect additional expenditures to defend ourselves in the matters of litigation we are a party to.

We are committed to keeping selling, general and administrative expenses at a minimum by utilizing cost control measures and implementing process improvements.

Net Income (Loss)

Net Income (Loss) for the related periods is as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2005	2004	Change	Change

NET LOSS	$ (1,878,000)	$ (1,453,000)	$ 425,000	29.2%

Transaction volume decreased 35.6% in the three month period ended March 31, 2005 from the comparable period ended March 31, 2004, primarily due to the shopping mall industry consolidation discussed above. However, revenues and other income increased 21.8% in the comparable periods, while the cost of revenues and other income increased only 6.0%. Gross profit increased 665.0% resulting in gross margins of 10.9%, compared to gross margins of -2.4% for the comparable period. Selling, general and administrative expenses increased 19.2%, however, as noted above, the majority of that increase is due to professional fees that are not a normal part of our everyday operations. Additionally, interest expenses relating to notes issued to stockholders to obtain working capital increased from approximately $89,000 in the three month period ended March 31, 2004 to approximately $549,000 in the three month period ended March 31, 2005, an increase of approximately 517%. $116,000 of the total interest was non-cash interest expense related to warrants issued in connection with debt financing, and $157,500 was non-cash interest expense related to beneficial conversion features on notes to stockholders. All of these factors combined resulted in an increase in net losses attributable to common stockholders of approximately $425,000, an increase of 29.2% in the comparable periods. The cost of working capital is exorbitant and stresses the importance of achieving internally generated positive cash flow from operations as quickly as possible.

Our gift card programs are more profitable than our gift certificate programs. Our gift card program costs are "front-loaded", meaning we bear the cost of providing the card services, but do not receive material revenues until several quarters later. This sometimes has the effect of showing a greater increase in cost of revenues than the growth rate in revenues. We anticipate this trend to continue until new product offerings and programs result in more even revenue recognition throughout the year and minimize the upfront cost of cards to us prior to sale. We are introducing new products that pay us up-front, rather than relying upon deferred revenue products. As we become less dependent upon maintenance fees, expiration fees and breakage, revenues and

NBO SYSTEMS, INC.

costs will be recorded at approximately the same time. We have consistently decreased Selling, General and Administrative expenses through attrition and cost cutting measures. However, our generation of cash flows from operating activities has not been sufficient and therefore, we have raised working capital through equity and debt offerings. The equity offerings dilute existing stockholders and the debt offerings increase our interest expense, which has negatively impacted our net income (loss). We continually strive to increase sales of higher profit margin products and expect this to increase cash flows from operating activities in the future. This will minimize or eliminate the need for raising capital from outside sources. We are currently in discussions with several institutional level financial companies in order to obtain the working capital we need to market and distribute our new products and execute our business plan. We are also in discussions with investment bankers to assist us with the completion of a public offering of our common stock. The timing and success of these events is not certain.

Liquidity and Capital Resources

The Company's total costs and expenses are currently greater than its revenues and other income. In addition, the Company's operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of March 31, 2005 is approximately ($36,180,000). The Company's net losses increased by 29.2% or $425,000 to ($1,878,000) from ($1,453,000) in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, respectively. The Company's current liabilities exceed its current assets by $9,313,000 as of March 31, 2005.

The Company's liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the period ended March 31, 2005, the Company entered into financing agreements that provided the Company with $700,000 to use for operations. We also raised $215,000 by selling 53,750 common shares in a private equity offering. The proceeds are for general operating purposes. In March 2005, we renegotiated the terms of certain financing agreements, extending their maturities past March 31, 2006. Subsequent to March 31, 2005, the Company entered into financing agreements that provided the Company with $200,000 to use for operations. Additionally, the Company's President and Chief Executive Officer entered into short-term demand notes to provide the Company with $90,000 to use for operations.

The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability as described above. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2005. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales.

Liquidity and Financing Arrangements

During the three month period ended March 31, 2005, the Company issued 53,750 shares of common stock at $4.00 cash per share in connection with a private placement generating total proceeds of $215,000.

During the three month period ended March 31, 2005 the Company issued 12,524 shares of common stock for services in the amount of $50,096 according to the terms of an employment agreement for one of the Company's officers, and according to terms of a compensation agreement relating to commissions paid for the private placement of common stock in the Company.

During the three month period ended March 31, 2005 the Company issued 999,879 warrants to purchase shares of common stock in the amount of $793,722 in accordance with the terms of notes payable. The note holders are also shareholders and accredited investors. Of the $793,722:

  $157,662 was recorded as a discount to notes to stockholders in connection with the $700,000 notes issued during the three months ended March 31, 2005. $39,416 of the discount was recognized as interest expense during the three months ended March 31, 2005. leaving a remaining discount of $118,246 as of March 31, 2005.

  $610,492 was recorded as deferred financing costs in connection with the refinancing of $2.1 million of notes to stockholders. $50,874 of the deferred financing costs was recognized as interest expense during the three months ended March 31, 2005, leaving a balance of $559,618 in deferred financing costs as of March 31, 2005.

  $25,568 was recorded as interest expense for warrants issued as interest payments during the three months ended March 31, 2005.

On March 8, 2005, the Company executed promissory notes with stockholders in the amount of $700,000 to fund additional operations. The note holders are accredited investors. The notes bear interest at an annualized rate of 30%, are convertible into shares of common stock of the Company at $4.00 per share, and are due July 7, 2005. In association with these notes, the Company recorded beneficial conversion features totaling $157,500 and debt discounts totaling $157,662. $39,416 of the debt discount was

NBO SYSTEMS, INC.

recognized as interest expense in the three months ended March 31, 2005 leaving a remaining discount of $118,246 as of March 31, 2005.

On March 10, 2005, the Company re-structured several promissory notes with a stockholder to extend the maturity of the notes beyond March 31, 2006 in the amount of $2,100,000 bearing interest at an annualized rate of 22%. The note holder is an accredited investor. In connection with the refinancing, the Company recorded $610,492 as deferred financing costs, $50,874 of which was recognized as interest expense in the three months ended March 31, 2005.

On April 5, 2005, the Company executed a promissory note with a stockholder in the amount of $100,000 to fund additional operations. The note holder is an accredited investor. The note bears interest at an annualized rate of 18%, is convertible into shares of common stock of the Company at $4.00 per share, and is due April 4, 2006. In connection with the note, the Company issued 2,500 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share.

On April 12, 2005, the Company executed a promissory note with a stockholder in the amount of $100,000 to fund additional operations. The note holder is an accredited investor. The note bears interest at an annualized rate of 22%, is convertible into shares of common stock of the Company at $4.00 per share, and is due October 11, 2005. In connection with the note, the Company issued 36,666 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share.

On April 13, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $40,000 to fund additional operations. The note bears interest at an annualized rate of 10%.

On April 27, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $50,000 to fund additional operations. The note bears interest at an annualized rate of 10%.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

ITEM 3. CONTROLS AND PROCEDURES

a.        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In connection with this evaluation, management identified a deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a "material weakness." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The deficiency in our internal control related to accounting for the debt discount resulting from the warrants issued in connection with convertible notes and the related beneficial conversion feature. The adjustment to record the debt discount and beneficial conversion feature was detected and has been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to remedy this deficiency.

Based upon that evaluation and the deficiency identified above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act or in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

b.      Changes in internal controls.

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than described in Note H to the financial statements, the Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended March 31, 2005, the Company issued 53,750 shares of common stock at $4.00 cash per share in connection with a private placement generating total proceeds of $215,000.

During the three month period ended March 31, 2005 the Company issued 12,524 shares of common stock for services in the amount of $50,096 according to the terms of an employment agreement for one of the Company's officers, and according to terms of a compensation agreement relating to commissions paid for the private placement of common stock in the Company.

During the three month period ended March 31, 2005 the Company issued 999,879 warrants to purchase shares of common stock in the amount of $793,792 in accordance with the terms of notes payable. The note holders are also shareholders and accredited investors.

All of the investors are accredited investors. The Company relied upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

NBO SYSTEMS, INC.

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

NBO Systems, INC.

By	/s/
	Keith A. Guevara	May 16, 2005
Chairman/President/CEO

/s/
	Christopher Foley	May 16, 2005
Director, Chief Financial Officer

/s/
	Kent Jasperson	May 16, 2005
Secretary/Treasurer, Chief Accounting Officer