Form 10KSB/A
period 2004-12-31
NBO SYSTEMS  INC
filed 2005-06-13
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

AMENDMENT NO. TWO TO

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

Yes     X     No _____

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

Yes ____ No      X

NBO SYSTEMS, INC.

FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

Page

PART II

ITEM 8A. CONTROLS AND PROCEDURES	1

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the direction of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Tanner LC, identified significant deficiencies that require improvements to be made in the design or operation of our internal control over financial reporting.

The reportable conditions in our internal control over financial reporting relate to the capture of all necessary information for complete disclosure in the footnotes to the financial statements for the required periods prior to the auditors' review. The deficiencies were detected in the audit process and the disclosures have been appropriately presented in this Form 10-KSB. Based on the matters identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Audit Committee.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff and a more robust review by, and inquiry from, our Chief Executive Officer and Chief Financial Officer on a quarterly basis. We will make additional efforts to improve and strengthen our control processes and procedures. Our management and our audit committee will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

Dated: June 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Keith A. Guevara	President, Chief Executive Officer	June 13, 2005
Keith A. Guevara	and Chairman of the Board of Directors
*Principal Executive Officer

/s/ D. Kent Jasperson	Chief Accounting Officer, Secretary	June 13, 2005
D. Kent Jasperson	and Treasurer
* Principal Accounting Officer

/s/ Christopher Foley	Chief Financial Officer and Director	June 13, 2005
Christopher Foley

/s/ Andrew Boyd-Jones	Director	June 13, 2005
Andrew Boyd-Jones