Form 10QSB
period 2005-06-30
NBO SYSTEMS  INC
filed 2005-08-16
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
incorporation or organization)

3676 W. California Ave. Bldg. D

Salt Lake City, Utah 84104

(Address of Principal Executive Offices)

(801) 746-8000

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No _______

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of August 15, 2005, the number of shares outstanding of the registrant’s only class of common stock was 17,568,662.

Transitional Small Business Disclosure Format (check one): Yes ____ No      X

NBO SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2005, (unaudited) and December 31, 2004	3

Condensed Statements of Operations for the Three Months and Six Months ended	4
June 30, 2005, (unaudited) and 2004 (unaudited)

Condensed Statements of Cash Flows for the Six Months ended June 30, 2005,	5
(unaudited) and 2004 (unaudited)

Notes to Condensed Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities	30

Item 6	Exhibits	30

Signatures	31

Certifications	32

Forward-looking Statements

This Report on Form 10-QSB, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 10 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

NBO SYSTEMS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS
Cash	$ 327,811	$ 152,910
Restricted cash	5,783,927	16,798,638
Accounts receivable, net of allowance for uncollectible accounts
of $8,000 at June 30, 2005, and $6,000 at December 31, 2004	305,599	598,604
Inventory	50,948	294,471
Prepaid expenses	74,651	136,206
Employee advances	31,925	5,159
Total current assets	6,574,861	17,985,988
PROPERTY AND EQUIPMENT, NET	444,705	548,026
OTHER ASSETS
Deposits and reserves	292,293	333,478
Other assets	116,251	114,773
	408,544	448,251
	$ 7,428,110	$ 18,982,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	$ 6,968,893	$ 16,884,501
Accounts payable	1,520,589	3,065,340
Accrued liabilities	1,091,813	1,236,342
Notes to stockholders	6,367,496	1,000,750
Notes to officer	385,918	345,918
Total current liabilities	16,334,709	22,532,851
LONG-TERM LIABILITIES
Long-term notes to stockholders	-	4,100,000

Total liabilities	16,334,709	26,632,851
COMMITMENTS AND CONTINGENCIES (NOTE I)
STOCKHOLDERS’ DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 71,670 shares issued and outstanding; redemption value $2.20 per share	71,670	71,670
Common stock, par value $0.0005; authorized 50,000,000 shares; 17,568,662 and 17,058,670 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	8,784	8,529
Subscriptions receivable	(17,900)	(17,900)
Deferred financing costs	(418,994)	-
Additional paid-in capital	29,219,902	26,588,832
Accumulated deficit	(37,770,061)	(34,301,717)
Total stockholders’ deficit	(8,906,599)	(7,650,586)
	$ 7,428,110	$ 18,982,265

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004

Revenues	$ 1,843,872	$ 2,305,180	$ 3,815,539	$ 4,029,187
Other Income	344,889	191,705	443,129	166,377
Total revenues and other income	2,188,761	2,496,885	4,258,668	4,195,564
Operating expenses
Cost of revenues and other income	1,551,344	1,999,646	3,395,031	3,738,795
Selling, general and administrative expenses	1,271,075	1,273,210	2,813,296	2,567,214
Total operating expenses	2,822,419	3,272,856	6,208,327	6,306,009
Operating loss	(633,658)	(775,971)	(1,949,659)	(2,110,445)
Non-operating expenses
Interest expense	(953,344)	(156,039)	(1,502,228)	(245,360)
Other (expense) income	(3,227)	2,870	(16,457)	(25,998)
Loss before income taxes	(1,590,229)	(929,140)	(3,468,344)	(2,381,803)
Income tax benefit	-	-	-	-
NET LOSS	$(1,590,229)	$ (929,140)	$(3,468,344)	$(2,381,803)

Net loss per common share – basic and diluted	$ (0.09)	$ (0.06)	$ (0.20)	$ (0.14)

Weighted-average number of common shares outstanding – basic and diluted	17,268,000	16,487,000	17,109,000	16,487,000

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2005	2004
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$ (3,468,344)	$ (2,381,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,091	179,730
Loss on disposal of other assets and property and equipment	18,093	26,807
Common stock warrants issued for interest	295,460	-
Common stock issued for services	45,848	-
Common stock issued as payment of interest	-	3,558
Amortization of debt discount and deferred financing costs	396,661	-
Beneficial conversion feature	183,500	-
Bad debt expense	10,680	2,635
Changes in assets and liabilities:
Accounts receivable	282,325	220,224
Employee advances	(26,766)	(6,168)
Inventory	243,523	134,251
Prepaid expenses and other assets	92,737	(24,056)
Accounts payable	(1,527,999)	(1,130,417)
Accrued liabilities	(144,529)	(253,179)
Total adjustments	(8,376)	(846,615)
Net cash used in operating activities	(3,476,720)	(3,228,418)
Cash flows used in investing activities:
Purchase of property and equipment	(36,154)	(36,695)
Proceeds from sale of property, equipment, and other assets	7,816	14,808
Net cash used in investing activities	(28,338)	(21,887)
Cash flows provided by financing activities:
Increase in advances on restricted cash	1,099,103	731,570
Proceeds from sale of common stock	1,234,277	-
Proceeds from notes to officer	90,000	-
Principal payments on notes to officer	(50,000)	(22,082)
Proceeds from notes to stockholders	1,550,000	2,531,392
Principal payments on notes to stockholders	(243,421)	-
Net cash provided by financing activities	3,679,959	3,240,880
Net increase (decrease) in cash	174,901	(9,425)
Cash at beginning of period	152,910	58,077
Cash at end of period	$ 327,811	$ 48,652
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 554,820	$ 264,781
Cash paid during the period for income taxes	3,003	289
Non-cash investing and financing activities
Transfers of fixed assets to other assets	$ (1,397)	$ (29,808)
Transfers of other assets to fixed assets	-	30,969

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. (“NBO” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2004, included in the Company’s Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2005, its results of operations for the three months and six months ended June 30, 2005, and 2004, and its cash flows for the six months ended June 30, 2005, and 2004. The results of operations for the period ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the six months ended June 30, 2005, the Company had negative cash flows of $3,476,720 from operating activities. At June 30, 2005, the Company had a deficit in working capital of $9,759,848 and an accumulated deficit of $37,770,061. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt or equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2005. Management believes that if the Company were not able to obtain additional financing for the development of its overall business, operations could be restructured in order for the Company to be profitable at the current level of sales. However, there can be no assurance that the Company will be able to achieve its plan or to continue operating without additional financing.

NOTE C – RESTRICTED CASH

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $1,889,000 at June 30, 2005. Withdrawals of the funds are restricted to the payment of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unused gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer all or a portion of estimated breakage from restricted cash to unrestricted cash upon issuance of the gift certificate or gift card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, gift certificates and gift cards payable is reduced by a corresponding amount.

NBO SYSTEMS, INC.

NOTE D – INVENTORY

Inventory consists only of gift certificates purchased from third party retailers. Gift certificates are recorded at cost (specific identification method).

NOTE E – EQUITY

During the six month period ended June 30, 2005, the Company issued 11,462 shares of common stock in the amount of $45,848 according to the terms of an employment agreement for one of the Company’s officers.

During the six month period ended June 30, 2005, the Company issued 1,158,800 warrants to purchase shares of common stock in the amount of $1,121,836 in accordance with the terms of notes payable. Of the 1,158,800 warrants issued, 1,064,162 have an exercise price of $4.00 and 94,638 have an exercise price of $5.50. All options issued during the six month period ended June 30, 2005 expire 24 months after an initial public offering of the common stock of the Company. The amount of $1,121,836 represents a total of $663,009 in interest expense recorded in the six month period ended June 30, 2005, plus $39,833 in deferred interest to be accreted over the life of the notes as a result of debt refinancing, plus $418,994 in deferred interest expense on the notes issued to be accreted over the life of the notes. The note holders are also shareholders and accredited investors.

During the six month period ended June 30, 2005, the Company recognized $212,612 in interest expense due to an extension of the exercise period for an additional twelve months from the original warrant expiration date on 70,968 warrants.

During the six month period ended June 30, 2005, the Company issued 328,750 shares of common stock in connection with a private placement generating total proceeds of $765,000. The Company incurred offering costs of $27,500.

During the six month period ended June 30, 2005, the Company issued 165,592 shares of common stock in connection with the exercise of warrants by existing stockholders generating total proceeds of $496,777.

NOTE F - NOTES TO STOCKHOLDERS

Notes due to Stockholders consist of the following:

	June 30,	December 31,
	2005	2004
20% unsecured notes to stockholders, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996.	147,329	190,750

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

30% unsecured notes to stockholder, due July 8, 2005. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	200,000	-

30% unsecured notes to stockholder, due July 8, 2005. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	200,000	-

30% unsecured notes to stockholder, due July 8, 2005. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	200,000	-

30% unsecured notes to stockholder, due July 8, 2005. Holder received 33,333 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	100,000	-

NBO SYSTEMS, INC.

NOTE F - NOTES TO STOCKHOLDERS – CONTINUED

	June 30,	December 31,
	2005	2004
22% unsecured notes, due August 19, 2005. Holder to receive interest payments and 5,000 warrants to purchase common stock of the Company, at $5.50 per share, on a quarterly basis.	500,000	500,000

22% unsecured notes to stockholder, due October 11, 2005. Interest payments of $5,500 due every 90 days. Holder received 36,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	100,000	-

20% unsecured notes to stockholder, due November 16, 2005. Holder received 36,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	100,000	-

20% unsecured notes to stockholder, due November 16, 2005. Holder received 36,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	100,000	-

20% unsecured notes to stockholder, due November 16, 2005. Holder received 18,333 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	50,000	-

22% unsecured note to stockholder, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	500,000	-

22% unsecured notes to stockholders, due January 24, 2006. Holders received 15,000 warrants to purchase Common Stock at an exercise price of $5.50 per share. In addition, the Holders shall receive 5,000 warrants every 90 days in conjunction with interest payments.	500,000	500,000

22% unsecured notes to stockholders, due January 24, 2006. Holders received 15,000 warrants to purchase Common Stock at an exercise price of $5.50 per share. In addition, the Holders shall receive 5,000 warrants every 90 days in conjunction with interest payments.	500,000	500,000

22% unsecured notes to stockholder, due March 10, 2006. Interest payments of $115,500 due every 90 days. Holder received 700,000 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4 per share at option of Holder.	$ 2,100,000	$ -

18% unsecured note to stockholder, due April 5, 2006. Interest payments of $4,500 due every 90 days. Convertible at $4 per share at option of Holder.	$ 100,000	$ -

22% unsecured note to stockholder, due April 6, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days. Holder received 28,121 warrants to purchase common stock at an exercise price of $5.50 per share. Convertible at $5.50 at option of Holder.	500,000	-

20% unsecured note to stockholder, due May 31, 2006. Convertible at $2 per share at option of Holder.	500,000	-

22% unsecured note to stockholder, due March 10, 2006. Holder shall receive 7,500 warrants to purchase common stock at an exercise price of $4.00 per share per quarter as additional interest expense.	-	2,100,000

22% (effective annual interest rate of 23%) unsecured note to stockholder, due April 6, 2006. Holder received 28,121warrants to purchase common stock at an exercise price of $5.50 per share upon issuance of the note. In addition, the Holder shall receive 5,000 warrants every 90 days in conjunction with interest payments.	-	500,000

22% unsecured notes to stockholders, due January 24, 2006. Holders received 15,000 warrants to purchase Common Stock at an exercise price of $5.50 per share. In addition, the Holders shall receive 5,000 warrants every 90 days in conjunction with interest payments.	-	500,000

NBO SYSTEMS, INC.

NOTE F - NOTES TO STOCKHOLDERS – CONTINUED

	June 30,	December 31,
	2005	2004
17% unsecured note to stockholder, due April 6, 2005. Holder to receive 1,545 warrants to purchase common stock at $5.50 per share at repayment of the note.	-	100,000

17% (effective annual interest rate of 26%) unsecured note to stockholder, due April 13, 2005. Holder to receive interest payment and 28,121 warrants to purchase common stock of the Company at $5.50 per share, issued at note inception.	-	100,000

22% unsecured note to stockholder due January 15, 2005. Full principal amount was paid in January 2005.	-	100,000

Discount on notes payable	(39,833)	-

	6,367,496	5,100,750

Less current portion of notes to stockholders	6,367,496	1,000,750

Long-term notes to stockholders	$ -	$ 4,100,000

NOTE G – STOCK BASED COMPENSATION

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

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss - as reported	$(1,590,229)	$(929,140)	$ (3,468,344)	$(2,381,803)
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(159,883)	(24,894)	(319,765)	(49,789)
Net loss– pro forma	$(1,750,112)	$(954,034)	$(3,788,109)	(2,431,592)

Loss per share – as reported	$(0.09)	$(0.06)	$(0.20)	$(0.14)

Loss per share – pro forma	$(0.10)	$(0.06)	$(0.22)	$(0.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2005	2004
Expected dividend yield	-	-
Expected price volatility	35.83%	27.65%
Risk-free interest rate	4.46%	4.63%
Expected life of options	10	10

The weighted average fair value of options granted during the three months and six months ended June 30, 2005, and 2004, are $3.85, $3.90, $5.50 and $5.50 per share, respectively.

NOTE H - LOSS PER COMMON SHARE

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

The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the periods ended June 30, 2005, and 2004.

For the periods ended June 30, 2005, and 2004, respectively, the Company had 8,484,354 and 6,248,853 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

a.	Ripperda, et al v. NBO, Inc., et al, Circuit Court Twentieth Judicial Circuit of Illinois, St. Clair County, Case No. 04L91

NBO SYSTEMS, INC.

NOTE I - COMMITMENTS AND CONTINGENCIES -CONTINUED

On February 13, 2004, Thomas Ripperda, et al, filed an action in Illinois State Court in St. Clair County, Illinois, against the Company in connection with gift cards sold at the St. Clair Square Mall in St. Clair County, Illinois. The plaintiff's complaint seeks to establish a class action. However, as of June 30, 2005, the plaintiff has not moved to certify a class. The complaint alleged that the term "valid thru" appearing on the face of the gift card next to the expiration date of the gift card is misleading in violation of the Illinois unfair business practices laws. The plaintiff seeks a return of all administrative fees charged against his gift card prior to the "valid thru" date. If a class were certified, then the plaintiff would seek to recover similar fees with respect to all gift cards that the Company has sold.

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

The lawsuit is currently pending in state court in St. Clair County, Illinois. The Company filed a motion to dismiss in 2004, but the plaintiff has not yet filed an opposition and the court has not ruled on the motion. Both the plaintiff and the Company are continuing to conduct discovery, which has been substantially completed. At the present time, the probability of an adverse outcome cannot be determined, nor can the potential liability be estimated.

b.	WildCard Systems, Inc., Claim for Indemnification

WildCard Systems, Inc. (“WildCard”) is a credit card transaction processor. The Company entered into an agreement with WildCard for the right to use the MasterCard-branded gift cards sold at the St. Clair Square Mall and for card transaction processing in connection with these gift cards. WildCard in turn contracted with Bank of America and Bank of America issued the gift cards that were sold at St. Clair Square Mall. The term “valid thru” appearing on the face of the card are words required by Bank of America on the face of the card.

Thomas Ripperda, the plaintiff described above, named Bank of America as a defendant together with the Company when he filed his complaint against the Company in connection with the gift cards sold at St. Clair Square Mall. Bank of America has been defending the lawsuit parallel to the Company’s defense of the lawsuit. WildCard has not been named as a defendant in the lawsuit.

WildCard has informed the Company that Bank of America has asserted a claim for indemnification against WildCard in connection with Bank of America’s expenses and possible liability arising from the lawsuit filed by Thomas Ripperda against Bank of America. WildCard has in turn asserted a claim to indemnification against the Company with respect to Bank of America’s claim against WildCard. The Company has denied liability.

The Company has also asserted a right to indemnification from WildCard for its costs and liabilities, if any, incurred in the litigation with Thomas Ripperda. WildCard has rejected the Company’s claim for indemnification.

Since the agreement with WildCard contains an arbitration clause, WildCard invoked the right to arbitrate the dispute. WildCard and the Company have agreed to settle the arbitration matter, including the following items: 1) The Company will contribute one-third of the funds necessary to settle the Ripperda litigation; 2) Both WildCard and the Company will dismiss their claims in arbitration; and 3) WildCard and the Company will be responsible for their own costs and attorneys fees.

Except as described above, the Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the Company’s financial condition or results of operations. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

NBO SYSTEMS, INC.

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

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of June 30, 2005, we have incurred cumulative losses of approximately $37.8 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued short-term and long-term promissory notes providing for interest at annual rates of between 17 and 30 percent. The aggregate amount of such loans was approximately $6.4 million as of June 30, 2005. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

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

We maintain a non-compete agreement with ValueLink, limiting the customer base available for fulfillment contract services. At this time, we are unable to offer fulfillment services to direct ValueLink competitors.

NBO SYSTEMS, INC.

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

We currently recognize revenue from the funds underlying unused gift certificates and gift cards, known in our industry as “breakage.”  Through their unclaimed property laws (also known as abandoned property or escheat laws), some states seek to escheat gift certificates and gift cards that remain unclaimed or unused for a legally specified amount of time.  According to the leading U.S. Supreme Court case, Texas v. New Jersey, 379 U.S. 674 (1965), a state may escheat the unclaimed property held by a company if either (1) that company keeps records indicating that the addresses of the property owners are located in that state, or (2) the company does not keep such records, but is domiciled in that state.  As a Maryland corporation, we are subject to Maryland’s unclaimed property laws, which expressly exempt gift certificates from escheat.  We have relied on the ruling in Texas v. New Jersey and our Maryland domicile to determine that the breakage we hold is exempt from escheat.

However, approximately 14 states have enacted unclaimed property laws that both provide for the escheat of gift certificate or gift cards and contain so-called “transactional jurisdiction” provisions.  Such “transactional jurisdiction” provisions authorize a state to escheat unclaimed property that was initially sold or distributed within such state.  The legal validity of “transactional jurisdiction” provisions is in question given the ruling in Texas v. New Jersey.  One federal district court has held that transactional jurisdiction is invalid to the extent it conflicts with Texas v. New Jersey. However, the state courts in two states have upheld the validity of transactional jurisdiction. In future years, as the dormancy periods for the years in which the gift cards and gift certificates were issued expire, the potential amount might become material.

We face the risk that some of the states that have enacted “transactional jurisdiction” provisions will attempt to enforce such provisions and escheat the unused gift certificates and gift cards that we hold.  If such states are successful in applying such laws, our business prospects, results of operations, liquidity, and financial position would be adversely affected.  Furthermore, some of the states which have not enacted “transactional jurisdiction” provisions might enact such provisions in the future.  If additional states enact “transactional jurisdiction” provisions and the unclaimed property laws of such states provide for the escheat of gift certificates or gift cards, our business prospects, results of operations, liquidity, and financial position may further be adversely affected. The potential amount subject to escheat to the states that have transactional jurisdiction statutes that do not exempt gift cards and gift certificates at the end of our last fiscal year is not material.

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

NBO SYSTEMS, INC.

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

Under certain circumstances, we currently obtain and retain personal information about consumers who purchase cards on our websites, phone in orders to our call center, or register cards on our websites for theft-cancellation or loss-replacement services. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information, possibly including enforcement and redress provisions. We have implemented programs and procedures designed to protect the privacy of consumers and have established security features to protect our user database and websites. However, our security measures may not prevent all possible security breaches. If third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our users’ personal information, it could harm our reputation and, therefore, our business, and we could be subject to liability. Such liability could include claims for misuse of personal information. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend financial resources and limit our operational growth.

NBO SYSTEMS, INC.

Increased accounting and financial reporting requirements, as an SEC reporting entity, could stress our internal accounting system and system of internal controls sufficient to potentially impair the accuracy of our financial results or impair our ability to prevent fraud.

The risks associated with financial reporting have come to the forefront in recent years. Any failure to effectively implement adequate controls or meet the growing systems and staffing needs of our accounting and finance functions could result in errors in our published financial reports or in other failures to comply with our obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002. Based upon our size and scope of operations, we are not required to comply with Sarbanes-Oxley Section 404 until January 1, 2007. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud within the company. Our intent is to operate within the confines of the requirement to ensure effective internal controls within the organization. As we have been a non-listed public company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. Our reporting obligations will increase significantly should we become a listed public company, placing a considerable strain on our management, operational and financial resources and systems for the foreseeable future. We are currently developing and improving our internal accounting systems, particularly our operational, financial, communications and management controls and our reporting systems and procedures. We expect to devote significant resources to ensure that our administrative infrastructure and system of internal controls remain adequate for a listed public company. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting. Non-compliance with Sarbanes-Oxley can result in litigation, public scrutiny, and/or lost revenues, significantly limiting opportunities for future growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses our results of operations for the three and six month period ended June 30, 2005, and compares these periods with the same periods of the previous year. In addition, the discussion describes the significant changes in our financial condition at June 30, 2005, as compared to December 31, 2004, our fiscal year end. This discussion should be read in conjunction with our unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in our Form 10-KSB/A for the period ended December 31, 2004.

Principal Products and Services

We develop and market prepaid stored-value card programs that operate on the established payment systems operated by Visa and MasterCard (open networks) or on Discover (private dedicated networks). The cards that operate on the Visa and MasterCard payment systems are issued by national banks that are part of a national bank association and may be used at any merchant that accepts Visa or MasterCard. Discover cards are issued by NBO on behalf of Discover and may be used at any participating merchant that accepts Discover (see Shopping Mall Universal Gift Card paragraph below). Our products and services address several different market segments for prepaid stored-value concepts, including universal mall gift cards, corporate incentive and membership reward cards, and cards utilized in fund-raising efforts.

For consumers, prepaid stored-value cards may be better categorized as either “dedicated” or “universal” cards. Dedicated cards are typically “branded” with a retail business’s name and are accepted only by that retail business at its specific retail locations. For example, the Blockbuster Entertainment gift card is a dedicated card that permits use only at Blockbuster retail locations. By contrast, multiple retail establishments accept universal cards as in the case of the shopping mall gift card.

The universal cards may operate in an open network environment, such as Visa or MasterCard, or, may be limited to multiple, specific retail establishments through the use of inclusion tables on a private dedicated network environment such as Discover. Our ability to offer customers multiple network alternatives relieves us of the costs of maintaining our own infrastructure to support transaction payment processes. Additionally, our development, marketing, and fulfillment services place us in a central and neutral position among credit card associations, issuing banks and data processors. We intend to leverage this position and offer customers with opportunities to design prepaid stored-value card programs that meet their individual needs.

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

NBO SYSTEMS, INC.

Target Markets

Our primary target markets for our card programs consist of:

  owners and operators of shopping malls;

  consumers who prefer to shop on-line via the Internet;

  fulfillment for third-party companies that develop and manage individual retailers’ dedicated card programs (i.e., programs in which the gift cards can only be used in the stores of the issuing retailer or its affiliates);

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

A universal gift card issued on a private dedicated network environment, such as Discover, would be valid only at specific retailers identified in a group, such as retail stores in a specific mall, through the use of inclusion tables, who accept Discover as a payment type for merchandise or services. If an inclusion table is not used, the Discover card would be considered an open network card.

Virtual Malls

Our experience indicates that about 25% of open-network mall gift card usage activity occurs outside of the shopping mall that sold the mall gift card. This phenomenon is commonly referred to in the industry as “leakage.” Leakage is applicable to mall gift cards sold on the VISA or MasterCard networks only, as the Visa or MasterCard logos on the face of the card indicates to the retailer that the card may be accepted anywhere VISA or MasterCard are accepted. Leakage is not applicable to mall gift cards sold on the Discover platform because Discover uses inclusion tables to restrict the usage activity of the card to only those merchants located in the mall property. We are currently working with VISA and MasterCard to deploy inclusion table gift cards as well. We believe that leakage percentages will increase as consumers recognize their ability to use cards at merchant locations outside the particular shopping mall property where the mall gift card was sold. Our solution to that problem is to offer an inclusion table based card program where possible. Where not possible, practical or desired, we have developed a Virtual Mall incentive solution.

Leakage decreases the mall’s customer traffic and ultimately the mall’s sales volume. Opportunity arises when recipients of mall gift cards are unable to find the merchandise that they seek at that particular brick-and-mortar mall location, or when they prefer to shop on-line via the Internet, versus making a trip to the actual mall location. We anticipate that our Virtual Mall website will provide a solution to these challenges. A customized Virtual Mall website will be established to complement the sales efforts of each brick-and-mortar mall location. Shoppers would access the Virtual Mall either through the mall’s website or our own website.

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

In February 2005, we established an agreement with i-Carrots, a leading provider of Internet retail services, as the engine behind our Virtual Mall. i-Carrots has direct relationships with the manufacturers of a broad range of consumer merchandise, ranging from consumer electronics to apparel to jewelry. i-Carrots also has a network of distribution centers to handle order fulfillment. During the period ended June 30, 2005, we completed the development work and are now actively marketing the Virtual Mall with our mall gift card services.

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. Currently, 29 of ValueLink’s clients utilize our dedicated closed network card order fulfillment program.

NBO SYSTEMS, INC.

Corporate Incentive and Membership Reward Cards

We developed a multi-merchant prepaid stored-value card program in the fourth quarter of 2004. At December 31, 2004, we entered into agreements with 64 national and regional retail merchants having in excess of 23,000 brick and mortar retail consumer locations, in addition to the merchant’s online retail operations. At June 30, 2005, the number of retail merchants has grown to 84, representing a total exceeding 36,000 brick and mortar retail locations. Each of the participating merchants provides us with rebates, varying from 3%-30%, whenever the multi-merchant card is presented for use at the merchant locations. The process of adding participating merchants to our cards continued in the three month period ended June 30, 2005.

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

We contract with program sponsors and administrators to provide the prepaid stored-value cards and associated administration of the cards as an important component of the overall corporate incentive and membership rewards programs. By using our prepaid stored-value cards, program sponsors are not required to maintain and manage the distribution of any inventory of goods, or the process to track the usage of incentive or reward systems. Instead, the program sponsor simply distributes the cards to the recipients, thereby relieving the sponsor of much of the logistical time and cost of the traditional incentive and membership rewards programs.

Retail Incentive Cards

The retail incentive card is another use for the multi-merchant prepaid stored-value card designed for mass-market retail distribution. Although we have not yet distributed any of these retail incentive cards, we are negotiating distribution agreements with marketing firms and credit card processors experienced in the retail industry. These third parties will market our retail incentive cards to high volume retail locations such as grocery stores, drug stores or convenience stores with which they already have relationships, or market our products to new retail outlets. Our retail incentive cards will be available in the checkout lines near the cash registers. We do not load value on the cards distributed through this channel until they are purchased. In order to load value on the cards at the time of purchase, we provide a software interface between the merchant’s point-of-sale terminal and our distribution partner or our data base system, allowing all parties access to all required transaction data. Our distribution partners for this channel have completed development of the interface software into the point-of-sale terminals for many of the largest retail merchants in the country, making this a viable business channel for our multi-merchant card products. We believe our multi-merchant retail incentive card provides additional convenience and benefits to the consumer over single-retailer incentive cards competing in the same space.

Fund-Raising Cards

Non-profit organizations, including school-based groups such as PTAs, booster groups, support foundations, youth sports organizations and churches use discounted gift certificates and gift cards sold at face value to patrons to generate revenue to supplement tuition and to support extra-curricular activities including trips, music programs, and athletic teams. These discounted certificates and cards are known in the fund-raising industry as “scrip.”

There is an inventory and capitalization burden using traditional scrip products. Therefore, the charitable fund-raising industry in the United States is increasingly making use of prepaid stored-value cards. We sell multi-merchant stored value cards in the fundraising channel as a supplement to traditional scrip products, useable at a variety of participating local and national merchants. We brand cards used in the K-12 schools under the “Children’s Heroes” name, and label them as Community Scrip Cards (CSC). Other applications are under development for universities and specific charitable foundations.

We have agreements with merchants that allow us to receive rebates or discounts when our cards are presented for use at participating merchants. Non-profit organizations purchase the fundraising cards from us at face value and then re-sell the cards to parents, members and other supporters at face value. When a card is used at a participating merchant, the merchant receives the full value of the card as is typical in any debit card transaction. We track card usage activity and invoice the participating merchants for the agreed upon rebate or discount. Revenue sharing does not occur with the fundraising organization or the distributor until we receive the rebates or discounts from the participating merchant. The use of a multi-merchant stored-value card accomplishes the same fundraising objectives as traditional scrip products, but without the capitalization and inventory requirements.

NBO SYSTEMS, INC.

In November 2004, we signed an agreement with Great Lakes Scrip Company (“GLSC”) of Grand Rapids, Michigan to operate a pilot program for distributing our fundraising cards in California, Minnesota, and Iowa in the first quarter of 2005. The pilot program is complete and as of June 30, 2005, we continue to evaluate the results of the pilot. It is currently unclear to us whether to proceed with a larger scale project or not. We are in continuing discussions with GLSC. If we proceed, we intend to enter into a long-term agreement with GLSC to distribute our fundraising cards nationwide. We sell the cards to GLSC, which in turn, sells the cards to its customers - the schools in their traditional scrip programs.

In the three month period ended June 30, 2005, we continued to market the University Fundraising Card Program using a dedicated internal sales team. The target market is large public and private colleges and universities throughout the country. The program includes a university-branded fundraising prepaid card and a university-branded virtual shopping mall. The university receives a percentage of the card purchases and virtual mall purchases. During the three month period ended June 30, 2005, we discovered that most major universities have non-compete agreements already in place for certain bank issued cards. The non-compete agreements are long-term in nature. We have deemed this a business channel not worthy of pursuit and will be ceasing efforts in that regard in August 2005.

Growth Strategy

Our objective is to become the leading provider of prepaid stored-value card programs. We intend to build upon our expertise as a developer of prepaid stored-value card systems and services to mall owners/developers, restaurant chains, incentive program providers and fund-raising institutions. Key elements of our strategy include the following:

•	Expand Existing Mall Gift Card Programs

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

•	Continue to Establish Merchant Rebate Agreements for use with the Multi-Merchant Card Applications

As part of our multi-merchant card strategy, we plan to continue to add additional anchor merchants to our current list of 84 participating merchants. These agreements are difficult and time-consuming to craft, and form one barrier to entry in the channel for potential competitors. We believe our existing relationships will facilitate further advancement in the marketplace.

•	Expand Corporate Incentive and Membership Reward Card Programs

We currently supply prepaid stored-value cards to providers of turnkey corporate incentive and membership reward programs. We intend to expand our marketing efforts of prepaid stored-value cards to companies that administer their own incentive and membership reward programs.

•	Establish a Direct Retail Presence for our Multi-Merchant Cards

We intend to market our prepaid stored-value cards through high-traffic retail locations, such as grocery stores, drug stores, convenience stores and entertainment venues. These companies market, distribute and manage card activation through the point-of-sale systems for prepaid cards, such as individual merchant cards or phone cards, for sale in grocery store checkout lines or in other retail establishments. The sale of prepaid telephone cards by other vendors at such locations is well established, and an increasing number of open and closed network gift cards from other vendors are now being sold through direct retail locations.

•	Expand the Gift Card Fulfillment Program

As we demonstrate the power, flexibility, and economy of our fulfillment model, we attract additional business from our existing partners such as ValueLink and we entice new customers through word-of-mouth referrals. We plan to expand our gift card order fulfillment business for dedicated prepaid stored-value gift cards primarily through our exclusive arrangement with ValueLink for ValueLink’s customers. This increased volume of business has allowed us to leverage economies of scale in our operations. We will also continue to pursue order fulfillment business from outside ValueLink’s existing customer base where non-compete agreements allow for such activities.

NBO SYSTEMS, INC.

•	Promote our Fundraising Programs Through Distributorship Relationships

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

•	Credit Card Registration Program to Generate Rebates from Leading Retailers

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

Sales and Marketing

Our approach to sales and marketing varies by product and target market. We maintain an internal sales team supported by senior management, and also use third parties as distribution channels and extensions of our own sales force. We market our gift card programs and services to shopping malls and other retail merchants. Our gift cards are sold at mall customer service desks through mall-staffed dedicated terminals, through Internet websites that we operate and maintain, and through telephone orders to our in-house call center. Our marketing programs may be tailored specifically to one shopping mall, to a number of shopping malls owned by one owner/operator, to one retailer, or to multiple retailers. We market our multi-merchant card to high-volume outlets such as grocery stores and drug stores. We market our incentive cards to businesses that use them for employee incentive rewards programs and for customer loyalty rewards programs. We market our fund-raising cards to primary and secondary schools, colleges and universities and to their affiliated support organizations, as well as single purpose non-profit fundraising organizations. Finally, we market our Internet and call-center gift card fulfillment services to businesses that use proprietary closed system gift cards. We maintain several websites such as nbo.com, thegiftcardcompany.com, thegiftcertificatecompany.com, and childrensheroes.com to accommodate sales in each of the above-mentioned channels. Additionally, purchasers or recipients of a gift card can access our gift card inquiry websites, www.giftcardbalance.com and www.myprepaidcard.info, to check the amount remaining on their cards.

Operations and Strategic Relationships

We manage our prepaid stored-value card program operations in four basic categories:

•	Program setup
•	Sales and distribution
•	Usage
•	Post-usage activity, including analysis, reporting, and billing

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

Next, we work with the issuing bank’s or network’s data processor to establish card number ranges and other details. We have agreements with First Data Corporation and Metavante Corporation, two of the leading data processors in the industry, who handle large volumes of Visa, MasterCard, and Discover transactions. We secure network approval on the card design, including card artwork and terms and conditions. We then order the plastic cards themselves, through the data processors, and the processors prepare the cards for distribution by encoding their magnetic stripes and embossing card numbers.

Our setup steps for a closed-network program, such as a ValueLink gift card program, require us to form a connection to the ValueLink client’s data processor, and then establish a shopping cart on the client’s website to effect Internet and call center sales.

NBO SYSTEMS, INC.

Sales and Distribution

We sell cards through a mall PC desktop counter-top unit (“CTU”), one of our websites, our call center, or in bulk to a business-to-business customer, corporate incentive program provider, or fundraising group. These entities present a credit card, cashier’s check, wire transfer, or other form of payment. In exchange, they receive a card or group of cards loaded with value, ready to use. In programs where we are responsible for handling a credit card transaction in support of a prepaid card sale, we route the transaction through our credit card processor, Nova Information Systems (“NOVA”), an industry-leading gateway to the major credit card networks.

We use CTUs located in the malls as our primary mall gift card and gift certificate sales medium. The CTU software gives the consumer the choice of purchasing a gift card or paper gift certificate (where supported) by credit/debit card, check, or cash. When the customer presents a credit/debit card for payment, the most common payment source, the mall employee swipes the consumer’s card at the CTU, which then transmits an authorization request to NOVA. Upon receipt of the applicable authorization, the CTU software charges the credit/debit card for the gift card face value, plus any applicable point of sale fees and taxes. We deposit the funds into a local bank account, often on the mall premises. At the end of each business day, we sweep the funds from the depository bank account into a holding account designated specifically for gift card obligations. These restricted bank accounts are maintained by the card-issuing bank or network designate and are separate from our operating accounts. The funds are remitted to merchants as consumers use the gift cards. We earn interest income on the deposited funds.

Use of the Cards

The flow of funds from use of the funds lies solely within the domain of the merchant’s credit card processors, the card networks, and the issuing bank’s data processors. When a cardholder presents one of our cards at a merchant, that merchant authorizes the transaction using its own credit card processor and the network affiliated with the card. The data processor receives the authorization request, consults its database, and either approves or denies the purchase. The merchant later settles the transaction with the bank, triggering a transfer of funds from our holding accounts to the merchant. The transactions are high volume – we rely on the ‘heavy iron’ secure and redundant processing systems within the data processors to accommodate this traffic. We earn a portion of the interchange on the usage of the cards.

Post-Use Activity

The data processors relay usage information to us on a regular basis. We use the usage information to add value for our clients by supplying them with store-by-store usage reports, information on the payment sources used by cardholders to load value on the cards, and rebate generation, where appropriate. Our customers use this information to analyze spending trends and to gauge program performance. We rely on usage data to bill merchants for agreed-upon rebates, and to support our billing to our customers of account initiation and interchange fees.

Another important post-usage step is the calculation of merchant rebates. We match card usage against our list of participating merchants, and determine the rebate that relates to each transaction. The merchant rebates vary in percentage, in general from 3% to 30%. We deduct a technical services fee from each rebate up front, and then, depending on the program and sales channel, either retain the rest of the rebate, or calculate a split with our distribution partner from the appropriate channels mentioned above.

To support post-usage processing for the credit/debit card-registration program, we rely on our agreement with Card Commerce International (“CCI”), a leading supplier of transaction filtering and fraud check services. CCI scans all traffic from participating merchants, detects transactions from registered cards, and relays the usage activity to us for analysis, reporting, and billing. Filtering the large number of transactions is a burdensome task, requiring significant infrastructure and association certification. Our 5-year agreement with CCI, signed in 2002, relieves us of that burden.

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

NBO SYSTEMS, INC.

and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

How We Generate Revenues and Other Income

With respect to our various gift card programs, we derive revenue and other income from a number of sources, including:

•

Enrollment or point of sale fees charged to purchasers of cards issued in connection with one of our card programs, either at the time of purchase or during the life of the card. These fees are an additional expense to the consumer and are deposited with the proceeds from the card sales regularly in accounts swept by us.

•	Payment system interchange and transaction fees in connection with card transactions.
•	Rebates paid by merchants who participate in our card programs.
•	Interest on funds held in reserve for the payment of transactions with the prepaid, stored-value cards.
•	Monthly administrative fees and renewal fees charged on inactive prepaid, stored-value cards.
•	Remaining amount inquiry fees.
•	Fees charged to sponsors of employee incentive and customer rewards programs.
•	“Breakage” resulting from prepaid, stored-valued cards that expire or are never used.

Historically, we expect to receive approximately 10% of the value loaded on our multi-merchant cards back in the form of maintenance fees, expiration fees, remaining amount inquiry fees and other administrative fees.

With respect to our various gift certificate programs, we derive revenue and other income from a number of sources, including:

•	Interest income on funds held in reserve until utilized for gift certificate transactions by the customer.
•	Breakage resulting from unused or unusable gift certificates.

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

Revenue Recognition/Cost of Goods

Gift Card Fees

Our multi-merchant cards are governed by the rules of, and approved by, the member bank associations (Visa and MasterCard) and Discover. The member bank associations and their related issuing financial institutions require us to fund the value of the multi-merchant cards within 24 to 48 hours from the sale of the multi-merchant card. We sweep the depository funds from the mall owner/operator deposit accounts and hold the funds in restricted bank accounts. The issuing bank or financial institution sweeps the funds reserved for gift card usage from our restricted cash accounts to be held for future multi-merchant card usage. We show the funds on our balance sheet as restricted cash. We record an offsetting liability labeled gift certificates/gift cards payable on our balance sheet. The multi-merchant card-issuing bank makes a perpetual daily reconciliation to net new sales against usage and fees owed to us.

We record interchange transaction or processing fees earned in connection with card usage transactions as revenues when received. We begin to recognize material revenues on multi-merchant card sales approximately seven months from the date of sale. The issuing bank and card processor calculate the fees owed to us and submit the fee revenue to us from the restricted bank accounts on a regular basis, typically monthly.

The multi-merchant card has a maximum life of 18 months based on the “Valid thru” (or other similar phrase) date imprinted on the face of the multi-merchant card. The issuing banks mandate this expiration date. However, for a period of up to 12 months after the expiration of the multi-merchant card, the consumer may obtain a replacement multi-merchant card with the remaining amount by calling us. All multi-merchant card fees are charged against the value of the multi-merchant card after expiration as described in the terms and conditions document provided to the consumer at the point of sale. The issuing bank holding the funds for our multi-merchant cards remits to us the funds remaining upon expiration of the multi-merchant card, which we record as revenue when received. Our experience shows that approximately 2% of the face value of all multi-merchant cards sold will be returned to us in the form of expiration fees.

NBO SYSTEMS, INC.

The average life of all multi-merchant cards is approximately 3 to 4 months. Consumers use most multi-merchant cards (approximately 85% to 90%) before any maintenance fees or expiration fees are imposed. For those multi-merchant cards that are not fully used by a particular date (which may vary from mall to mall), we charge a monthly maintenance fee (typically $2.50 per month) to the card per the Terms and Conditions (imprinted on the multi-merchant card and in a separate document provided at the point of sale) until the remaining amount on the multi-merchant card is zero, subject to the requirements of local law which might place restrictions on fees. We deactivate the multi-merchant card account 12 months after the multi-merchant card expires. Our experience shows that approximately 8% of the face value of all multi-merchant cards sold will be returned to us in the form of maintenance fees. The monthly maintenance fees and the expiration fees enable us to provide the multi-merchant card service to consumers and cover our up-front costs. We record gift card maintenance and expiration fees as revenue in the period earned. We record rebate income as revenue net of any revenue sharing agreements with third parties in the period received. We apply estimates when compiling quarter-end or year-end results due to timing of receipts of receivable invoices or amounts due to us.

Other Income – Gift Certificate Breakage

For gift certificates, we record the gross transaction volume on our balance sheet as restricted cash. We adjust the restricted cash liability as we offset new gift certificate sales against our payment to retailers of gift certificates they present to us for payment. We earn and retain all of the interest income from the restricted bank accounts. With interest rates at their current levels, revenue from interest income is not material.

We do not record the full amount of the mall gift certificate sale as revenue. We recognize the majority of our other income from unused or unusable gift certificates, known in the industry as “breakage”. We classify breakage as “Other Income” in our statement of operations. We recognize income from breakage upon expiration of the gift certificate, or when no expiration date exists, upon the extinguishment of the liability per the applicable state statute of limitations, for which we use an average of three years from the date of issuance. We have tracked usage and breakage patterns since inception. Our historical analysis indicates that we receive approximately 4% of the gift certificate gross transaction volume in the form of breakage. However, this breakage income is deferred a minimum of 12 months from the sale date to several years from the sale date, based on the existence or non-existence of an expiration date on the gift certificate. As we record breakage income in the statement of operations in the applicable period, we record a corresponding decrease in gift certificate liability.

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

Since we pre-purchase the entire inventory for traditional scrip, we record the face value amount of the scrip as revenue when sold. We offer no terms on traditional scrip products. Non-profit organizations purchasing the scrip products pay for the scrip electronically or by check before we ship out the product. Our cost of revenue is the pre-purchase amount of the scrip, less the agreed upon discount provided by the retailers. We also share the discount provided by the retailers with the non-profit organization. We exited the traditional scrip business entirely in the period ended June 30, 2005.

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

ValueLink, our leading fulfillment customer, pays us on a per card fulfilled basis, which we record as revenue in the appropriate period. Typically, we ship ValueLink’s consumer orders from our facilities in Salt Lake City. Most orders are placed by consumers and corporations via our website or call center operators. We retain any shipping and handling margins from the fulfillment of the ValueLink products.

NBO SYSTEMS, INC.

Results of Operations

Transaction Volume

The following figures are included for informational purposes only and are not included in the Company's statements of operations. Transaction volume does not represent revenues or other income of the Company. Rather, transaction volume represents the face value amount of the gift certificates and gift cards that we sell through our various business channels. Transaction volume is sometimes referred to as “sales.”

	Three Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Mall gift certificates	$ 1,021,000	$ 8,075,000	$ (7,054,000)	-87.4%
Mall gift cards	4,214,000	3,850,000	364,000	9.5%
NBO fulfillment (excluding ValueLink and Scrip)	1,093,000	879,000	214,000	24.3%
ValueLink	357,000	68,000	289,000	425.0%
Scrip	66,000	680,000	(614,000)	-90.3%
$ 6,751,000		$ 13,552,000	$ (6,801,000)	-50.2%

	Six Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Mall gift certificates	$1,688,000	$ 12,982,000	$(11,294,000)	-87.0%
Mall gift cards	6,986,000	5,436,000	1,550,000	28.5%
NBO fulfillment (excluding ValueLink and Scrip)	1,962,000	1,534,000	428,000	27.9%
ValueLink	666,000	112,000	554,000	494.6%
Scrip	484,000	1,304,000	(820,000)	-62.9%
	$11,786,000	$ 21,368,000	$ (9,582,000)	-44.8%

Starting in 2004 and continuing into 2005, we experienced a major shift from mall gift certificate sales to mall gift card sales. This was primarily a result of The Rouse Company and JP Realty being purchased by General Growth Properties. Our gift certificate sales for The Rouse Company and JP Realty ceased in mid-2004. The Rouse Company had been our largest mall customer, while JP Realty was our third largest customer. We replaced a significant potion of the lost Rouse and JP Realty gift certificate sales with gift card sales by Glimcher Properties, now our largest mall client, as well as other new independent mall owner/operators. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards.

With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue.

We also experienced a 24.3% and 27.9% increase in the number of third party gift certificates and gift cards fulfilled in the three and six month periods ended June 30, 2005, respectively. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden and Bahama Breeze). Darden added another restaurant chain named Seasons 52 to our fulfillment services in the period ended June 30, 2005. We are not yet sure what the anticipated increase in transaction volume will be from Seasons 52. Our contract with Darden has been renewed through August 2006.

ValueLink transaction volume increased over four-fold in the three and six month periods ended June 30, 2005. We expect 2005 ValueLink transaction volume to continue to substantially exceed 2004 volumes.

The Scrip transaction volume decrease is a result of our decision to exit the traditional scrip business in favor of selling our Community Scrip Card. We have already transitioned all of our participating schools to other traditional scrip providers, have sold the majority of our inventory and phased out traditional scrip operations as of June 30, 2005.

Overall transaction volume is down 44.8% in the six month period ended June 30, 2005. However, we anticipate increases in our overall transaction volume in 2005 compared to 2004 arising from our fundraising card, loyalty and incentive cards, retail incentive cards as well as sales from our virtual mall.

NBO SYSTEMS, INC.

Revenues and Other Income

Revenues and other income from the various channels are recorded as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Sale of third party gift certificates/cards	$ 1,159,000	$ 1,549,000	$ (390,000)	-25.2%
Fees earned from customers	415,000	305,000	110,000	36.1%
Gift certificate breakage	345,000	192,000	153,000	79.7%
Merchant fees earned from retailers	133,000	358,000	(225,000)	-62.8%
Miscellaneous Income	104,000	87,000	17,000	19.5%
Interest on restricted cash	33,000	6,000	27,000	450.0%
Total revenues and other income	$ 2,189,000	$ 2,497,000	$ (308,000)	-12.3%

	Six Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Sale of third party gift certificates/cards	$ 2,431,000	$2,820,000	$ (389,000)	-13.8%
Fees earned from customers	747,000	428,000	319,000	74.5%
Gift certificate breakage	443,000	166,000	277,000	166.9%
Merchant fees earned from retailers	301,000	583,000	(282,000)	-48.4%
Miscellaneous Income	265,000	184,000	81,000	44.0%
Interest on restricted cash	72,000	15,000	57,000	380.0%
Total revenues and other income	$ 4,259,000	$4,196,000	$ 63,000	1.5%

For the three month period ended June 30, 2005, revenues and other income decreased approximately 12.3% despite a decrease in transaction volume of approximately 50.2%. Conversely, for the six month period ended June 30, 2005, revenues and other income increased approximately 1.5% despite a decrease in transaction volume of approximately 44.8%. The main reason for the reduction in revenue and other income is from our exiting the traditional scrip business, mainly reflected in the reduction in the sale of third party gift certificates/cards listed above. We will continue to exhibit period over period decreases in this line item through June 30, 2006. We also experienced a significant decrease in the merchant fees earned from retailers as a result of our lost gift certificate business. The fees we earned from customers in the form of maintenance fees and expiration fees on gift cards increased substantially in the three and six month period ended June 30, 2005. We expect this upward trend to continue as our mall gift card business grows. Gift certificate breakage income will decrease in future periods coincident to our lost gift certificate transaction volume in 2004.

Cost of Revenues and Other Income

Cost of revenues for the various revenue channels are as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Third party gift certificates/cards	$ 1,072,000	$ 1,431,000	$ (359,000)	-25.1%
Merchant fees and charges	280,000	289,000	(9,000)	-3.1%
Commissions paid to mall owner/operators	95,000	128,000	(33,000)	-25.8%
Other	104,000	152,000	(48,000)	-31.6%
Total cost of revenues and other income	$ 1,551,000	$ 2,000,000	$ (449,000)	-22.5%

NBO SYSTEMS, INC.

	Six Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Third party gift certificates/cards	$ 2,254,000	$ 2,598,000	$ (344,000)	-13.2%
Merchant fees and charges	602,000	652,000	(50,000)	-7.7%
Commissions paid to mall owner/operators	303,000	192,000	111,000	57.8%
Other	236,000	297,000	(61,000)	-20.5%
Total cost of revenues and other income	$ 3,395,000	$ 3,739,000	$ (344,000)	-9.2%

Cost of revenues and other income decreased 22.5% compared to a 12.3% decrease in revenues and other income for the three month period ended June 30, 2005. Cost of revenues and other income decreased 9.2% compared to a 1.5% increase in revenues and other income for the six month period ended June 30, 2005.

Cost of Revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates to our fulfillment and scrip customers. Our inventory of outside vendors’ cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers. As noted above, we experienced decreases in sales, and subsequently revenues, associated with third party cards and certificates primarily due to our exit from the traditional scrip business. We experienced a corresponding decrease in the Cost of Revenues associated with the exit from the traditional scrip business.

Merchant fees and charges decreased in the three and six month period as a result of the decrease in mall gift certificates sold as described above.

We pay a commission on mall gift cards sold (based on transaction volume and the number of cards sold) to mall owner/operators as an incentive to use our card programs. We accumulate these commissions and pay the commissions to the malls approximately one year following the completion of the card transaction year. Commissions paid to mall owner/operators increased substantially as mall programs selling our gift cards reached their first one-year anniversary, resulting in payouts of contractual commissions due to them. We anticipate further year-over-year increases as more malls migrate from selling paper gift certificates to our mall gift cards. This anticipated increase in cost in the form of commissions paid is more than offset by the revenues we receive in fees earned from customers from our gift cards.

Other Costs is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these hard costs increase proportionately. However, we have negotiated volume discounts based on bulk purchases of gift card stock which resulted in the decrease in other costs of revenue of approximately 31.6% and 20.5% in the three and six month period ended June 30, 2005, respectively.

Gross Profit

Gross Profit for the related periods is as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Revenues and other income	$ 2,189,000	$ 2,497,000	$ (308,000)	-12.3%
Cost of Revenues and other income	(1,551,000)	(2,000,000)	449,000	-22.5%
Gross Profit	$ 638,000	$ 497,000	$ 141,000	28.4%
Gross Proft %	29.1%	19.9%

	Six Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Revenues and other income	$ 4,259,000	$ 4,196,000	$ 63,000	1.5%
Cost of Revenues and other income	(3,395,000)	(3,739,000)	344,000	-9.2%
Gross Profit	$ 864,000	$ 457,000	$ 407,000	89.1%
Gross Proft %	20.3%	10.9%

NBO SYSTEMS, INC.

Revenues and other income decreased 12.3% and increased 1.5% in the three and six month period ended June 30, 2005, respectively, as detailed above. Cost of revenues and other income decreased 22.5% and decreased 9.2% in the three and six month period ended June 30, 2005, respectively, as detailed above. Collectively, gross profit increased 28.4% and 89.1% in the three and six month period ended June 30, 2005, respectively. We anticipate gross margins will be maintained at approximately 20% throughout 2005. Our shift in revenues away from traditional scrip, which carries a lower gross margin, combine with our transition from the sale of gift certificates to gift cards is reflected in the nearly doubling of gross profit in the year-over-year comparison for the six month period ended June 30.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Personnel	$ 757,000	$ 729,000	$ 28,000	3.8%
Rent and office expense	183,000	167,000	16,000	9.6%
Depreciation and amortization	60,000	90,000	(30,000)	-33.3%
Professional fees	219,000	219,000	-	0.0%
Other selling, general and administrative expenses	52,000	68,000	(16,000)	-23.5%
	$ 1,271,000	$ 1,273,000	$ (2,000)	-0.2%

	Six Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change
Personnel	$ 1,560,000	$ 1,614,000	$ (54,000)	-3.3%
Rent and office expense	329,000	347,000	(18,000)	-5.2%
Depreciation and amortization	122,000	180,000	(58,000)	-32.2%
Professional fees	683,000	302,000	381,000	126.2%
Other selling, general and administrative expenses	119,000	124,000	(5,000)	-4.0%
	$ 2,813,000	$ 2,567,000	$246,000	9.6%

Selling, general and administrative expenses were essentially flat for the three month periods ended June 30, 2005, and 2004, respectively. However, selling, general and administrative expenses increased 9.6% overall for the six month period ended June 30, 2005, due primarily to an increase in legal fees incurred as a result of defending the litigation referenced in Note H to the financial statements, as well as accounting fees. We experienced decreases in all other selling, general and administrative expenses for the six month period ended June 30, 2005.

Professional fees are expected to continue to grow in connection with our refinement of our internal controls and the required, associated documentation. We will contract, as appropriate, with independent consultants to further strengthen our internal control environment. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect additional expenditures to protect and further our interests in this area. We also expect additional expenditures to defend ourselves in the matters of litigation we are a party to.

Interest Expense

	Three Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change

Interest expense	$ 953,000	$ 156,000	$ 797,000	510.9%

	Six Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change

Interest expense	$ 1,502,000	$ 245,000	$1,257,000	513.1%

NBO SYSTEMS, INC.

Our interest expense increased over five-fold for the three and six month period ended June 30, 2005, respectively. Until such time that we achieve positive cash flow from operations, we will continue to raise working capital from debt and equity offerings. All of the working capital needed in excess of operating funds has been provided by loans from existing shareholders or additional equity investments that are discussed below. We sometimes must enter debt with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. We are required to record interest expense relating to these loans as discussed in Note E to the financial statements. $884,826 of these interest expenses are “non-cash” expenses, yet they have an additive effect on our net losses as evidenced below.

Net Income (Loss)

Net Income (Loss) for the related periods is as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change

NET LOSS	$ (1,590,000)	$ (929,000)	$ (661,000)	71.2%

	Six Months Ended June 30,		Dollar	Percentage
	2005	2004	Change	Change

NET LOSS	$ (3,468,000)	$ (2,382,000)	$(1,086,000)	45.6%

Transaction volume decreased 50.2% and 44.8% in the three and six month period ended June 30, 2005, from the comparable period ended June 30, 2004, respectively, primarily due to the shopping mall industry consolidation discussed above. However, revenues and other income decreased 12.3% and increased 1.5% in the comparable periods, respectively, while the cost of revenues and other income decreased 22.5% and 9.2%, respectively. Gross profit increased 28.4% and 89.1%, respectively resulting in gross margins of 29.1% and 20.3%, respectively, compared to gross margins of 19.9% and 10.9%, respectively, for the comparable period. Selling, general and administrative expenses decreased 0.2% and increased 9.6%, respectively. Additionally, interest expenses relating to notes issued to stockholders to obtain working capital increased 510.9% and 513.1%, respectively, as discussed above. All of these factors combined resulted in increases in net losses attributable to common stockholders of approximately 71.2% and 45.6%, respectively, in the comparable periods.

We believe our gift card programs are more profitable than our gift certificate programs. Our gift card program costs are “front-loaded”, meaning we bear the cost of providing the card services, but do not receive material revenues until several quarters later. This sometimes has the effect of showing a greater increase in cost of revenues than the growth rate in revenues. We anticipate this trend to continue until new product offerings and programs result in more even revenue recognition throughout the year and minimize the upfront cost of cards to us prior to sale. We are introducing new products with up-front fees. As we become less dependent upon maintenance fees, expiration fees and breakage, we anticipate revenues and costs will be recorded at approximately the same time. We have consistently concentrated on decreasing Selling, General and Administrative expenses through attrition and cost cutting measures. However, our generation of cash flows from operating activities has not been sufficient and therefore, we have raised working capital through equity and debt offerings. The equity offerings dilute existing stockholders and the debt offerings increase our interest expense, which has negatively impacted our net income (loss).

Liquidity and Capital Resources

Our total costs and expenses are currently greater than its revenues and other income. In addition, our operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of June 30, 2005, is approximately ($37,770,000). Our net losses increased by 71.2% or $661,000 to ($1,590,000) from ($929,000) in the three months ended June 30, 2005, compared to the three months ended June 30, 2004, respectively. Our net losses increased by 45.6% or $1,086,000 to ($3,468,000) from ($2,382,000) in the six months ended June 30, 2005, compared to the six months ended June 30, 2004, respectively. Our current liabilities exceed its current assets by $9,760,000 as of June 30, 2005.

NBO SYSTEMS, INC.

Our liquidity is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the period ended June 30, 2005, the Company entered into financing agreements that provided the Company with $1,550,000 to use for operations. We raised $765,000 by selling 328,750 common shares in a private equity offering. The proceeds are for general operating purposes. We also raised $497,000 in connection with the exercise of warrants by existing stockholders. Additionally, our President and Chief Executive Officer entered into short-term demand notes to provide the Company with $90,000 to use for operations. During the six month period ended June 30, 2005, the Company retired $50,000 of the demand note due to our President and Chief Executive Officer. In March 2005, we renegotiated the terms of certain financing agreements, extending their maturities past March 31, 2006. Subsequent to June 30, 2005, the Company extended the maturities of certain financing agreements totaling $750,000 that provided the Company with an additional six months to repay the balances due. In conjunction with these extensions, the Company issued 100,000 warrants to purchase shares of common stock in the Company. The Company also raised an additional $128,000 through the sale of common stock to be used for general operating purposes.

The Company will continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until internally generated profitability is achieved. The Company is taking steps to improve profitability as described above. There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt and equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2005. Management believes that if the Company were not able to obtain additional financing to finance development of its overall business, that operations could be restructured so that the Company may be profitable at the current level of sales. We filed Form 8-K on July 22, 2005, providing a summary of the voting matters and discussion in conjunction with our annual shareholder meeting on June 14, 2005. In that Form 8-K submission, we alerted shareholders to a CEO search being conducted in connection with an anticipated investment in us of $10 - $15 million upon the successful placement of the new CEO. We believe this funding would eliminate or reduce the need to continuously raise additional working capital at rates that are unfavorable to the Company, and may allow the Company to retire some if not all of the outstanding debt, significantly easing the cash flow burdens the debt has produced as well as strengthening the balance sheet.

Liquidity and Financing Arrangements

During the six month period ended June 30, 2005, the Company issued 11,462 shares of common stock in the amount of $45,848 according to the terms of an employment agreement for one of the Company’s officers.

During the six month period ended June 30, 2005, the Company issued 1,158,800 warrants to purchase shares of common stock with a calculated fair value of $1,121,836 in accordance with the terms of notes payable. Of the 1,158,800 warrants issued, 1,064,162 have an exercise price of $4.00 and 94,638 have an exercise price of $5.50. All options issued during the six month period ended June 30, 2005 expire 24 months after an initial public offering of the common stock of the Company. The amount of $1,121,836 represents a total of $663,009 in interest expense recorded in the six month period ended June 30, 2005, plus $39,833 in deferred interest to be accreted over the life of the notes as a result of debt refinancing, plus $418,994 in deferred interest expense on the notes issued to be accreted over the life of the notes. The note holders are also shareholders and accredited investors.

During the six month period ended June 30, 2005, the Company recognized $212,612 in interest expense due to an extension of the exercise period for an additional twelve months from the original warrant expiration date on 70,968 warrants.

During the six month period ended June 30, 2005, the Company issued 328,750 shares of common stock in connection with a private placement generating total proceeds of $765,000. The Company incurred offering costs of $27,500.

During the six month period ended June 30, 2005, the Company issued 165,592 shares of common stock in connection with the exercise of warrants by existing stockholders generating total proceeds of $496,777.

On March 8, 2005, the Company executed promissory notes with stockholders in the amount of $700,000 to fund additional operations. The note holders are accredited investors. The notes bear interest at an annualized rate of 30%, are convertible into shares of common stock of the Company at $4.00 per share, and are due July 7, 2005. Prior to the maturity date, the notes were extended for an additional six months to January 7, 2006. The Company issued 100,000 warrants to purchase common stock at $2.00 per share as an incentive to extend the maturity date of the notes. In association with these notes, the Company recorded beneficial conversion features totaling $157,500 and debt discounts totaling $157,662. The entire debt discount was recognized as interest expense in the six months ended June 30, 2005.

On March 10, 2005, the Company re-structured several promissory notes with a stockholder to extend the maturity of the notes beyond March 31, 2006, in the amount of $2,100,000 bearing interest at an annualized rate of 22%. The note holder is an accredited investor. In connection with the refinancing, the Company recorded $610,492 as deferred financing costs, $203,497 of which was recognized as interest expense in the six months ended June 30, 2005, leaving a balance remaining of $406,995.

NBO SYSTEMS, INC.

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

On April 12, 2005, the Company executed a promissory note with a stockholder in the amount of $100,000 to fund additional operations. The note holder is an accredited investor. The note bears interest at an annualized rate of 22%, is convertible into shares of common stock of the Company at $4.00 per share, and is due October 11, 2005. In connection with the note, the Company issued 36,666 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share. The Company recorded $20,000 as deferred financing costs, $8,000 of which was recognized as interest expense in the six months ended June 30, 2005, leaving a balance remaining of $12,000.

On April 13, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $40,000 to fund additional operations. The note bears interest at an annualized rate of 10%.

On April 27, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $50,000 to fund additional operations. The note bears interest at an annualized rate of 10%. This note was retired in full on June 24, 2005, in the amount of $50,787. The Company recorded interest expense of $787.

On May 16, 2005, the Company executed promissory notes with stockholders in the amount of $250,000 to fund additional operations. The note holders are accredited investors. The notes bear interest at an annualized rate of 20%, are convertible into shares of common stock of the Company at $4.00 per share, and are due November 16, 2005. In connection with the note, the Company issued 91,665 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share. The Company recorded $57,500 as a debt discount, $19,167 of which was recognized as interest expense in the six months ended June 30, 2005, leaving a balance remaining of $38,333.

On June 5, 2005, the Company executed a promissory note with a stockholder, effective May 31, 2005, in the amount of $500,000 to fund additional operations. The note holder is an accredited investor. The note bears interest at an annualized rate of 20%, is convertible into shares of common stock of the Company at $2.00 per share, and is due May 31, 2006. In connection with the note, if the maturity date is reached and the note holder has not converted to common shares, the Company will issue 25,000 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

ITEM 3.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

Keith A. Guevara who serves as our chief executive officer and Christopher Foley who serves as our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2005, (the "Evaluation Date") concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was prepared.

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

During the six month period ended June 30, 2005, the Company issued 11,462 shares of common stock in the amount of $45,848 according to the terms of an employment agreement for one of our officers.

During the six month period ended June 30, 2005 the Company issued 1,158,800 warrants to purchase shares of common stock in the amount of $1,121,836 in accordance with the terms of notes payable. Of the 1,158,800 warrants issued, 1,064,162 have an exercise price of $4.00 and 94,638 have an exercise price of $5.50. All options issued during the six month period ended June 30, 2005 expire 24 months after an initial public offering of the common stock of the Company. The note holders are also shareholders and accredited investors.

During the six month period ended June 30, 2005, the Company issued 328,750 shares of common stock in connection with a private placement generating total proceeds of $765,000. The Company incurred offering costs of $27,500.

During the six month period ended June 30, 2005, the Company issued 165,592 shares of common stock in connection with the exercise of warrants by existing stockholders generating total proceeds of $496,776.

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

NBO SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO SYSTEMS, INC.

By	/s/ Keith A. Guevara
	Keith A. Guevara	August 15, 2005
Chairman/President/CEO

/s/ Christopher Foley
Christopher Foley	August 15, 2005
Director, Chief Financial Officer

/s/Kent Jasperson
Kent Jasperson	August 15, 2005
Secretary/Treasurer, Chief Accounting Officer