Form 10QSB
period 2005-09-30
NBO SYSTEMS  INC
filed 2005-11-14
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

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

As of November 14, 2005, the number of shares outstanding of the registrant’s only class of common stock was 18,110,788.

Transitional Small Business Disclosure Format (check one): Yes _____ No       X

NBO SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities	30

Item 6	Exhibits	31

Signatures		30

Certifications		32

 Forward-looking Statements

This Report on Form 10-QSB, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 12 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

NBO SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

ASSETS

(UNAUDITED)

	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$—	$152,910
Restricted cash	4,311,304	16,798,638
Accounts receivable, net of allowance for uncollectible accounts
of $12,071 at September 30, 2005, and $6,000 at December 31, 2004	254,108	598,604
Inventory	5,000	294,471
Prepaid expenses	90,113	136,206
Employee advances	4,889	5,159
Total current assets	4,665,414	17,985,988
PROPERTY AND EQUIPMENT, NET	361,063	548,026
OTHER ASSETS
Deposits and reserves	301,443	333,478
Other assets	144,716	114,773
	446,159	448,251
	$5,472,636	$18,982,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Checks written in excess of cash in bank	$107,620	$—
Gift certificates/cards payable	5,472,874	16,884,501
Accounts payable	1,736,890	3,065,340
Accrued liabilities	1,158,182	1,236,342
Notes to stockholders	6,443,871	1,000,750
Notes to officer	485,918	345,918
Total current liabilities	15,405,355	22,532,851
LONG-TERM LIABILITIES
Long-term notes to stockholders	—	4,100,000

Total liabilities	15,405,355	26,632,851
COMMITMENTS AND CONTINGENCIES (NOTE I)
STOCKHOLDERS’ DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 78,838 and 71,670 shares issued and outstanding at September 30, 2005 and December 31, 2004; redemption value $2.20 per share	78,838	71,670
Common stock, par value $0.0005; authorized 50,000,000 shares; 17,635,788 and 17,058,670 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	8,818	8,529
Subscriptions receivable	(17,900	(17,900)
Deferred financing costs	(661,111	—
Additional paid-in capital	29,857,825	26,588,832
Accumulated deficit	(39,199,189	(34,301,717)
Total stockholders’ deficit	(9,932,719	(7,650,586)
	$5,472,636	$18,982,265

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004

Revenues	$1,744,008	$1,336,435	$5,559,546	$5,365,622
Other Income	52,139	101,034	495,268	267,411
Total revenues and other income	1,796,147	1,437,469	6,054,814	5,633,033
Operating expenses
Cost of revenues and other income	1,239,073	1,592,559	4,634,102	5,331,354
Selling, general and administrative expenses	1,277,147	1,232,443	4,090,442	3,799,657
Total operating expenses	2,516,220	2,825,002	8,724,544	9,131,011
Operating loss	(720,073)	(1,387,533)	(2,669,730)	(3,497,978)
Non-operating expenses
Interest expense	(601,806)	(270,261)	(2,104,035)	(515,621)
Other (expense) income	(40,050)	(32,359)	(56,507)	(58,357)
Loss before income taxes	(1,361,929)	(1,690,153)	(4,830,272)	(4,071,956)
Income tax benefit	—	—	—	—
NET LOSS	(1,361,929)	(1,690,153)	(4,830,272)	(4,071,956)
Dividends on preferred stock	(67,200)	(122,156)	(67,200)	(122,156)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,429,129)	$(1,812,309)	$(4,897,472)	$(4,194,112)

Net loss per common share – basic and diluted	$(0.08)	$(0.10)	$(0.28)	$(0.25)

Weighted-average number of common shares outstanding – basic and diluted	17,615,000	16,491,000	17,194,000	16,491,000

The accompanying notes are an integral part of the financial statements.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2005	2004
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(4,830,272)	$(4,071,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,439	264,322
Loss on disposal of other assets and property and equipment	60,465	69,970
Common stock warrants issued for interest	242,564	6,644
Common stock issued for services	56,268	—
Common stock issued as payment of interest	—	3,558
Amortization of debt discount and deferred financing costs	615,888	—
Beneficial conversion feature	241,000	—
Bad debt expense	18,493	8,963
Changes in assets and liabilities:
Accounts receivable	326,003	735,437
Employee advances	270	293
Inventory	289,471	114,435
Prepaid expenses and other assets	36,104	(32,239)
Accounts payable	(1,311,698)	(1,394,470)
Accrued liabilities	(78,160)	(163,105)
Total adjustments	672,107	(386,192)
Net cash used in operating activities	(4,158,165)	(4,458,148)
Cash flows used in investing activities:
Purchase of property and equipment	(44,676)	(46,213)
Proceeds from sale of property, equipment, and other assets	7,816	19,805
Net cash used in investing activities	(36,860)	(26,408)
Cash flows provided by financing activities:
Increase in checks written in excess of cash in bank	107,620	—
Increase in advances on restricted cash	1,075,707	981,587
Proceeds from sale of common stock	1,362,209	—
Proceeds from notes to officer	190,000	—
Principal payments on notes to officer	(50,000)	(22,082)
Proceeds from notes to stockholders	1,925,000	3,531,392
Principal payments on notes to stockholders	(568,421)	(21,749)
Net cash provided by financing activities	4,042,115	4,469,148
Net decrease in cash	(152,910)	(15,408)
Cash at beginning of period	152,910	58,077
Cash at end of period	$—	$42,669
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$867,583	$519,061
Cash paid during the period for income taxes	3,953	2,990
Non-cash investing and financing activities
Transfers of fixed assets to other assets	$(1,397)	$(29,808)
Transfers of other assets to fixed assets	107	35,229
Preferred stock dividend	67,200	122,156
Stock issued to repay notes payable to stockholders	—	48,898

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. (“NBO” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2004, included in our Form 10-KSB/A. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the period ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the nine months ended September 30, 2005, the Company had negative cash flows of $4,158,165 from operating activities. At September 30, 2005, the Company had a deficit in working capital of $10,739,941 and an accumulated deficit of $39,199,189. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE C – RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. The Company had no uninsured balances at September 30, 2005. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unused gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards (“estimated breakage”) is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash to unrestricted cash, meaning our general operating accounts, upon issuance of the gift certificate or gift card. Estimated breakage used is not recorded an income at that time. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage is recognized as income. At such time, the amount of the obligation associated with gift certificates and gift cards payable is reduced by a corresponding amount.

NOTE D – INVENTORY

Inventory consists only of gift certificates purchased from third party retailers. Gift certificates are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTE E – EQUITY

During the nine month period ended September 30, 2005, the Company issued 7,168 preferred stock dividends in the amount of $67,200.

During the nine month period ended September 30, 2005, the Company issued 14,588 shares of common stock in the amount of $56,268 according to the terms of an employment agreement for one of the Company’s officers.

During the nine month period ended September 30, 2005, the Company issued 4,188 shares of common stock in the amount of $16,752 according to the terms of a compensation agreement related to an equity offering of the Company’s common stock.

During the nine month period ended September 30, 2005, the Company issued 558,342 shares of common stock in connection with a private placement generating total proceeds of $1,389,776. The Company incurred offering costs of $27,567. Net proceeds to the Company were $1,362,209.

During the nine month period ended September 30, 2005, the Company issued warrants to purchase 1,273,800 shares of common stock in accordance with the terms of notes payable. The fair market value of the warrants was determined to be $1,533,021. Of the 1,273,800 warrants issued, 100,000 have an exercise price of $2.00, 1,064,162 have an exercise price of $4.00 and 109,638 have an exercise price of $5.50. All warrants issued during the nine month period ended September 30, 2005 expire 24 months after an initial public offering of the common stock of the Company. The amount of $1,533,021 represents a total of $858,452 in interest expense recorded in the nine month period ended September 30, 2005, plus $13,458 in loan discount to be accreted over the life of the notes as a result of debt refinancing, plus $661,111 in deferred interest expense on the notes issued to be accreted over the life of the notes. The note holders are also shareholders and accredited investors.

During the nine month period ended September 30, 2005, the Company recognized $212,612 in interest expense due to an extension of the exercise period for an additional twelve months from the original warrant expiration date on 165,592 warrants that were issued in connection with a note agreement.

During the nine month period ended September 30, 2005, the Company issued 165,592 shares of common stock in connection with the exercise of warrants by existing shareholders generating total proceeds of $496,776.

NOTE F - NOTES TO STOCKHOLDERS

	September 30,	December 31,
	2005	2004
20% unsecured notes to stockholders, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996.	147,329	190,750

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

0% unsecured note, due October 17, 2005. Holder to receive 50,000 warrants to purchase common stock of the Company, at $5.50 per share.	250,000	500,000

30% unsecured notes to stockholder, due January 3, 2006. Holder received 33,333 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	100,000	-

20% unsecured note to stockholder, due November 15, 2005. Holder received 36,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	100,000	-

30% unsecured notes to stockholder, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	200,000	-

NBO SYSTEMS, INC.

NOTE F - NOTES TO STOCKHOLDERS – CONTINUED

	September 30,	December 31,
	2005	2004
30% unsecured notes to stockholder, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	200,000	-

30% unsecured notes to stockholder, due November 15, 2005. Holder received 36,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	100,000	-

22% unsecured note to stockholder, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	500,000	500,000

22% unsecured note to stockholder, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	500,000	500,000

18% unsecured note to stockholder, due April 4, 2006. Interest payments of $4,500 due every 90 days. Convertible at $4.00 per share at option of Holder.	100,000	-

20% unsecured note to stockholder, due May 31, 2006. Convertible at $2.00 per share at option of Holder.	500,000	-

22% unsecured note to stockholder, due August 16, 2006. Interest payments of $206,250 due every 90 days, and one interest payment of $142,363 on September 10, 2005. Holder receives 7,083 warrants to purchase Common Stock at an exercise price of $2.00 per share, every 90 days. Convertible at $2.00 per share at option of Holder.	3,750,000	-

22% unsecured note to stockholder due January 15, 2005. Full principal amount was paid in January 2005.	-	100,000

17% unsecured note to stockholder, due April 6, 2005. Holder to receive 1,545 warrants to purchase common stock at $5.50 per share at repayment of the note.	-	100,000

17% unsecured note to stockholder, due April 13, 2005. Holder to receive interest payment and 28,121 warrants to purchase common stock of the Company at $5.50 per share, issued at note inception.	-	100,000

22% unsecured notes to stockholders, due January 24, 2006. Holders received 15,000 warrants to purchase Common Stock at an exercise price of $5.50 per share. In addition, the Holders shall receive 5,000 warrants every 90 days in conjunction with interest payments.	-	500,000

22% unsecured note to stockholder, due March 10, 2006. Holder received 700,000 warrants to purchase common stock at an exercise price of $4.00 per share per quarter as additional interest expense. Convertible at $4.oo per share at option of Holder.	-	2,100,000

22% unsecured note to stockholder, due April 6, 2006. Holder received 28,121warrants to purchase common stock at an exercise price of $5.50 per share upon issuance of the note. In addition, the Holder shall receive 5,000 warrants every 90 days in conjunction with interest payments.	-	500,000

Discount on notes payable	(13,458)	-
Subtotal	6,443,871	5,100,750
Less current portion of notes to stockholders	6,443,871	1,000,750
Long-term notes to stockholders	$ -	$ 4,100,000

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss would have been changed by the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,429,129)	$(1,812,309)	$(4,897,472)	$(4,194,112)
Add: Stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153,486)	(23,669)	(306,973)	(71,008)
Net loss– pro forma	$(1,582,615)	$(1,835,978)	$(5,204,445)	$(4,265,120)

Loss per share – as reported	$(0.08)	$(0.11)	$(0.28)	$(0.25)

Loss per share – pro forma	$(0.09)	$(0.11)	$(0.30)	$(0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2005	2004
Expected dividend yield	-	-
Expected price volatility	35.74%	27.19%
Risk-free interest rate	4.15%	4.14%
Expected life of options	10	10

The weighted average fair value of options granted during the three months and nine months ended September 30, 2005, and 2004, are $2.00, $3.84, $5.50 and $5.50 per share, respectively.

NOTE H - LOSS PER COMMON SHARE

Basic earnings (loss) per share (EPS) is calculated using income (loss) attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants granted or sold, convertible preferred stock and convertible debt. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

For the periods ended September 30, 2005, and 2004, respectively, the Company had 8,508,947 and 6,409,385 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

NBO SYSTEMS, INC.

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

a.	Ripperda, et al v. NBO, Inc., et al, Circuit Court Twentieth Judicial Circuit of Illinois, St. Clair County, Case No. 04L91.

On February 13, 2004, Thomas Ripperda, et al, filed an action in Illinois State Court in St. Clair County, Illinois, against the Company in connection with gift cards sold at the St. Clair Square Mall in St. Clair County, Illinois. The plaintiff’s complaint seeks to establish a class action. However, as of September 30, 2005, the plaintiff had not moved to certify a class. The complaint alleged that the term “valid thru” appearing on the face of the gift card next to the expiration date of the gift card is misleading in violation of the Illinois unfair business practices laws. The plaintiff sought a return of all administrative fees charged against his gift card prior to the “valid thru” date. If a class were certified, then the plaintiff would seek to recover similar fees with respect to all gift cards that the Company has sold.

On October 11, 2005, together with codefendants, the Company entered into a Memorandum of Understanding with the plaintiff’s attorney for the settlement of this litigation. Under the terms of the settlement, the Company denied any wrongdoing or liability, and, the Company will issue gift cards to gift card holders who make a sufficient showing that administrative fees were deducted from their gift cards. Amounts not claimed by gift card holders will be contributed to a charitable organization. The Company does not expect its share of the settlement amount to exceed $90,000. The settlement will be completed and the case dismissed after the class of plaintiffs has been certified and the Court has approved the settlement.

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

WildCard informed the Company that Bank of America had asserted a claim for indemnification against WildCard in connection with Bank of America’s expenses and possible liability arising from the lawsuit filed by Thomas Ripperda against Bank of America. WildCard in turn asserted a claim to indemnification against the Company with respect to Bank of America’s claim against WildCard. The Company denied liability.

The Company has also asserted a right to indemnification from WildCard for its costs and liabilities, if any, incurred in the litigation with Thomas Ripperda. WildCard rejected the Company’s claim for indemnification.

Since the agreement with WildCard contains an arbitration clause, WildCard invoked the right to arbitrate the dispute. WildCard and the Company agreed to settle the arbitration matter, including the following items: 1) The Company will contribute one-third of the funds necessary to settle the Ripperda litigation; 2) Both WildCard and the Company will dismiss their claims in arbitration; and 3) WildCard and the Company will be responsible for their own costs and attorney’s fees.

The settlement will be effective upon the final settlement of the litigation in Ripperda. Both the Company and WildCard Systems, Inc., will dismiss their arbitration claims. The Company will make no additional payment in connection with the settlement of the arbitration.

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

NBO SYSTEMS, INC.

NOTE J – SIGNIFICANT CUSTOMER

During the three and nine months ended September 30, 2005 and 2004, the Company had sales to a customer that represented more than 10% of the Company’s total revenue and other income, as follows:

	2005		2004
	Three months ended September 30	Nine months ended September 30	Three months ended September 30	Nine months ended September 30

Darden Restaurants	51%	48%	51%	42%
Glimcher Properties, LLC	26%	19%	10%	7%

NOTE K – SUBSEQUENT EVENTS

On August 18, 2005, the Company executed a $250,000 promissory note to a share, who, on October 18. 2005, converted the outstanding balance to 125,000 shares of common stock of the Company, and was issued warrants to purchase 50,000 shares of common stock of the Company with an exercise price of $5.50 per share.

On October 26, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $50,000 to fund additional operations. The note bears interest at an annualized rate of 10%. This note was retired in full on October 28, 2005, in the amount of $50,027. The Company recorded interest expense of $27.

The remainder of this page is intentionally left blank.

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

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of September 30, 2005, we have incurred cumulative losses of approximately $39.2 million. In recent years, we have been financing our operations, in part, through loans extended by existing shareholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 17 and 30 percent. The aggregate amount of such loans was approximately $6.9 million as of September 30, 2005. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing shareholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

If we are not successful in marketing our products and services, our results of operations will suffer.

We have expended few funds on marketing and advertising to date. We anticipate a significant increase in sales and marketing expenditures particularly for our new products and services to be offered in 2006. We have not developed or tested any targeted, integrated, multi-media marketing program that would include print, radio, television or on-line components to build brand awareness and drive sales. Our future growth and profitability will depend in large part upon our ability to:

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

There are a limited number of shopping mall properties in the United States that would likely have sufficient gift card and gift certificate volume for us to be able to establish profitable gift card/certificate programs at such properties. Our target market for gift card/certificate programs is further limited as a result of owners/operators of some of the largest malls in the United States developing their own gift card and/or gift certificate programs, as have many large retailers. Further, there has been a significant amount of consolidation in the shopping mall commercial real estate industry. The prospect of further consolidation creates the risk that we may lose some of our existing mall owner/operator customers.

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

Existing and/or proposed federal and state laws and regulations have limited and may in the future further limit the manner in which we are able to operate our gift, incentive and fund-raising card programs. For example, a bill was recently introduced in the U.S. Senate and referred to the Committee on Banking, Housing and Urban Affairs. This proposed legislation, referred to as the Fair Gift Card Act, would, if adopted, preclude us from being able to impose fees, such as the monthly maintenance fees we charge, for non-use or inactivity of gift certificates or gift cards, except in limited circumstances. Further, the proposed legislation would make it unlawful for gift certificates or gift cards to have an expiration date of less than five years from the date of purchase. Some states have already enacted legislation eliminating expiration dates or maintenance fees, and additional states may enact similar legislation in the future. In other states, the statute of limitations before a gift certificate expires is minimally three years from the date of issuance of the gift certificate. We cannot recognize revenue from unused gift certificates until the statute of limitations expires. Accordingly, if the statute of limitations is increased or expiration dates are eliminated then this would extend the time before we would be able to recognize revenue from unused gift certificates and gift cards, which would negatively affect our results of operations.

We currently recognize revenue from the funds underlying unused gift certificates and gift cards, known in our industry as “breakage.”  Through their unclaimed property laws (also known as abandoned property or escheat laws), some states seek to escheat or claim as abandoned property the funds associated with the obligation related to gift certificates and gift cards that remain unclaimed or unused for a legally specified amount of time. According to the leading U.S. Supreme Court case, Texas v. New Jersey, 379 U.S. 674 (1965), a state may escheat the unclaimed property held by a company if either (1) that company keeps records indicating that the addresses of the property owners are located in that state, or (2) the company does not keep such records, but is domiciled in that state. As a Maryland corporation, we are subject to Maryland’s unclaimed property laws, which expressly exempt gift certificates from escheat. We have relied on the ruling in Texas v. New Jersey and our Maryland domicile to determine that the breakage we hold is exempt from escheat or delivery to the states.

However, approximately 14 states have enacted unclaimed property laws that both provide for the escheat or the delivery of funds underlying the obligation related to gift certificates or gift cards and contain so-called “transactional jurisdiction” provisions. Such “transactional jurisdiction” provisions authorize a state to escheat unclaimed property that was initially sold or distributed within such state. The legal validity of “transactional jurisdiction” provisions is in question given the ruling in Texas v. New Jersey. One federal district court has held that transactional jurisdiction is invalid to the extent it conflicts with Texas v. New Jersey. However, the state courts in two states have upheld the validity of transactional jurisdiction. In future years, as the dormancy periods for the years in which the gift cards and gift certificates were issued expire, the potential amount might become material.

We face the risk that some of the states that have enacted “transactional jurisdiction” provisions will attempt to enforce such provisions and escheat the funds associated with the unused gift certificates and gift cards that we hold. If such states are successful in applying such laws, our business prospects, results of operations, liquidity, and financial position would be adversely affected. Furthermore, some of the states which have not enacted “transactional jurisdiction” provisions might enact such provisions in the future. If additional states enact “transactional jurisdiction” provisions and the unclaimed property laws of such states provide for the escheat of gift certificates or gift cards, our business prospects, results of operations, liquidity, and financial position may further be adversely affected. The potential amount subject to escheat to the states that have transactional jurisdiction statutes that do not exempt gift cards and gift certificates at the end of our last fiscal year is not material.

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

The risks associated with financial reporting have come to the forefront in recent years. Any failure to effectively implement adequate controls or meet the growing systems and staffing needs of our accounting and finance functions could result in errors in our published financial reports or in other failures to comply with our obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002. Based upon our size and scope of operations, we are not required to comply with Sarbanes-Oxley Section 404 until the Company’s first fiscal year ending on or after July 15, 2007, which would require our compliance by December 31, 2007. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud within the company. Our intent is to operate within the confines of the requirement to ensure effective internal controls within the organization. As we have been a non-listed public company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. Our reporting obligations will increase significantly should we become a listed public company, placing a considerable strain on our management, operational and financial resources and systems for the foreseeable future. We are currently developing and improving our internal accounting systems, particularly our operational, financial, communications and management controls and our reporting systems and procedures. We expect to devote significant resources to ensure that our administrative infrastructure and system of internal controls remain adequate for a listed public company. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting. Non-compliance with Sarbanes-Oxley can result in litigation, public scrutiny, and/or lost revenues, significantly limiting opportunities for future growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item discusses our results of operations for the three and nine month period ended September 30, 2005, and compares these periods with the same periods of the previous year. In addition, the discussion describes the significant changes in our financial position at September 30, 2005, as compared to December 31, 2004, our fiscal year end. This discussion should be read in conjunction with our unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in our Form 10-KSB/A for the period ended December 31, 2004.

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

Virtual Malls

Our experience indicates that about 25% of open-network mall gift card usage activity occurs outside of the shopping mall that sold the mall gift card. This phenomenon is commonly referred to in the industry as “leakage.” Leakage is applicable to mall gift cards sold on the VISA or MasterCard networks only, as the Visa or MasterCard logos on the face of the card indicates to the retailer that the card may be accepted anywhere VISA or MasterCard are accepted. Leakage is generally not applicable to mall gift cards sold on the Discover platform because Discover typically uses inclusion tables to restrict the usage activity of the card to only those merchants located in the mall property. We are currently working with VISA and MasterCard to deploy inclusion table gift cards as well. We believe that leakage percentages will increase as consumers recognize their ability to use cards at merchant locations outside the particular shopping mall property where the mall gift card was sold. Our solution to that problem is to offer an inclusion table based card program where possible. Where not possible, practical or desired, we have developed a Virtual Mall incentive solution.

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

We established an agreement with i-Carrots, a leading provider of Internet retail services, as the engine behind our Virtual Mall. i-Carrots has direct relationships with the manufacturers of a broad range of consumer merchandise, ranging from consumer electronics to apparel to jewelry. i-Carrots also has a network of distribution centers to handle order fulfillment. During the period ended September 30, 2005, we completed the development work and are now actively marketing the Virtual Mall with our mall gift card services.

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. Currently, 35 of ValueLink’s clients utilize our dedicated closed network card order fulfillment program.

NBO SYSTEMS, INC.

Corporate Incentive and Membership Reward Cards

We developed a multi-merchant prepaid stored-value card program in the fourth quarter of 2004. At December 31, 2004, we entered into agreements with 64 national and regional retail merchants having in excess of 23,000 brick and mortar retail consumer locations, in addition to the merchant’s online retail operations. At September 30, 2005, the number of retail merchants has grown to 84, representing a total exceeding 36,000 brick and mortar retail locations. Each of the participating merchants provides us with rebates, varying from 3%-30%, whenever the multi-merchant card is presented for use at the merchant locations. The process of adding participating merchants to our cards continued in the three month period ended September 30, 2005.

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

NBO SYSTEMS, INC.

In November 2004, we signed an agreement with Great Lakes Scrip Company (“GLSC”) of Grand Rapids, Michigan to operate a pilot program for distributing our fundraising cards in California, Minnesota, and Iowa in the first quarter of 2005. It is currently unclear to us whether to proceed with a larger scale project or not. We are in continuing discussions with GLSC as well as other leading fundraising organizations. If we proceed, we intend to enter into a long-term agreement to distribute our fundraising cards nationwide. We sell the cards to the fundraising organization, which in turn, sells the cards to its customers, including the schools in traditional scrip programs.

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from our estimates. Such differences could be material to the financial statements.

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

NBO SYSTEMS, INC.

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

We also record revenue from the sale of third-party closed-end gift cards and gift certificates. We purchase these gift cards and gift certificates at a discount as inventory and in turn resell them to customers or provide them to clients of ValueLink through our call center and internet fulfillment website. We record revenue equal to the sales price of the gift cards and gift certificates sold or the fulfillment fee paid to us by ValueLink and the shipping and handling charges.

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

NBO SYSTEMS, INC.

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

We record all fulfillment business transaction volume conducted for third parties as revenue. This channel, reflected as sale of third party gift certificates/cards in our statement of operations, currently constitutes approximately 61% of our revenues. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate selling through other business channels in 2005.

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

NBO SYSTEMS, INC.

Results of Operations

Transaction Volume

The following figures are included for informational purposes only and are not included in the Company’s statements of operations. Transaction volume does not represent revenues or other income of the Company. Rather, transaction volume represents the face value amount of the gift certificates and gift cards that we sell through our various business channels. Transaction volume is sometimes referred to as “sales.”

	Three Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Mall gift certificates	$ 675,000	$ 2,365,000	$ (1,690,000)	-71.5%
Mall gift cards	3,352,000	2,463,000	889,000	36.1%
NBO fulfillment (excluding ValueLink and Scrip)	850,000	671,000	179,000	26.7%
ValueLink	350,000	93,000	257,000	276.3%
Scrip	-	550,000	(550,000)	-100.0%
	$ 5,227,000	$ 6,142,000	$ (915,000)	-14.9%

	Nine Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Mall gift certificates	$ 2,363,000	$ 15,348,000	$(12,985,000)	-84.6%
Mall gift cards	10,338,000	7,899,000	2,439,000	30.9%
NBO fulfillment (excluding ValueLink and Scrip)	2,812,000	2,205,000	607,000	27.5%
ValueLink	1,016,000	205,000	811,000	395.6%
Scrip	484,000	1,855,000	(1,371,000)	-73.9%
	$ 17,013,000	$ 27,512,000	$(10,499,000)	-38.2%

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

We also experienced a 26.7% and 27.5% increase in the number of third party gift certificates and gift cards fulfilled in the three and nine month periods ended September 30, 2005, respectively. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden and Bahama Breeze). Darden added another restaurant chain named Seasons 52 to our fulfillment services in the period ended June 30, 2005. We are not yet sure what the anticipated increase in transaction volume will be from Seasons 52. Our contract with Darden was renewed through August 2006.

ValueLink transaction volume increased almost four-fold in the nine month period ended September 30, 2005. We expect 2005 ValueLink transaction volume to continue to substantially exceed 2004 volumes.

The Scrip transaction volume decrease is a result of our decision to exit the traditional scrip business in favor of selling our Community Scrip Card. We have already transitioned all of our participating schools to other traditional scrip providers, have sold the majority of our inventory and phased out traditional scrip operations as of June 30, 2005.

Overall transaction volume is down 38.2% in the nine month period ended September 30, 2005. However, we anticipate increases in our overall transaction volume in 2006 compared to 2005 arising from our fundraising card, loyalty and incentive cards, retail incentive cards as well as sales from our virtual mall.

NBO SYSTEMS, INC.

 Revenues and Other Income

Revenues and other income from the various channels are recorded as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Sale of third party gift certificates/cards	$ 852,000	$ 1,214,000	$ (362,000)	-29.8%
Fees earned from customers	624,000	(95,000)	719,000	756.8%
Gift certificate breakage	52,000	101,000	(49,000)	-48.5%
Merchant fees earned from retailers	136,000	142,000	(6,000)	-4.2%
Miscellaneous Income	101,000	62,000	39,000	62.9%
Interest on restricted cash	31,000	13,000	18,000	138.5%
Total revenues and other income	$ 1,796,000	$ 1,437,000	$ 359,000	25.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Sale of third party gift certificates/cards	$ 3,282,000	$ 4,033,000	$ (751,000)	-18.6%
Fees earned from customers	1,371,000	334,000	1,037,000	310.5%
Gift certificate breakage	495,000	267,000	228,000	85.4%
Merchant fees earned from retailers	437,000	725,000	(288,000)	-39.7%
Miscellaneous Income	366,000	246,000	120,000	48.8%
Interest on restricted cash	104,000	28,000	76,000	271.4%
Total revenues and other income	$ 6,055,000	$ 5,633,000	$ 422,000	7.5%

For the three month period ended September 30, 2005, revenues and other income increased approximately 25.0% despite a decrease in transaction volume of approximately 14.9%. For the nine month period ended September 30, 2005, revenues and other income increased approximately 7.5% despite a decrease in transaction volume of approximately 38.2%. The main reason for the reduction in the sale of third party gift certificates/cards is from our exiting the traditional scrip business. We will continue to exhibit period over period decreases in this line item through June 30, 2006. The fees we earned from customers in the form of maintenance fees and expiration fees on gift cards increased substantially in the three and nine month period ended September 30, 2005. We expect this upward trend to continue as our mall gift card business grows. Gift certificate breakage income will decrease in future periods coincident to our lost gift certificate transaction volume in 2004.

Cost of Revenues and Other Income

Cost of revenues for the various revenue channels are as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Third party gift certificates/cards	$ 822,000	$ 1,158,000	$ (336,000)	-29.0%
Merchant fees and charges	262,000	279,000	(17,000)	-6.1%
Commissions paid to mall owner/operators	57,000	50,000	7,000	14.0%
Other	98,000	106,000	(8,000)	-7.5%
Total cost of revenues and other income	$ 1,239,000	$ 1,593,000	$ (354,000)	-22.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Third party gift certificates/cards	$ 3,077,000	$ 3,755,000	$ (678,000)	-18.1%
Merchant fees and charges	864,000	931,000	(67,000)	-7.2%
Commissions paid to mall owner/operators	360,000	242,000	118,000	48.8%
Other	333,000	403,000	(70,000)	-17.4%
Total cost of revenues and other income	$ 4,634,000	$ 5,331,000	$ (697,000)	-13.1%

NBO SYSTEMS, INC.

Cost of revenues and other income decreased 22.2% compared to a 25.0% increase in revenues and other income for the three month period ended September 30, 2005. Cost of revenues and other income decreased 13.1% compared to a 7.5% increase in revenues and other income for the nine month period ended September 30, 2005.

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

Merchant fees and charges decreased in the three and nine month period as a result of the decrease in mall gift certificates sold as described above.

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

Other Costs is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these hard costs increase proportionately. However, we have negotiated volume discounts based on bulk purchases of gift card stock which resulted in the decrease in other costs of revenue of approximately 7.5% and 17.4% in the three and nine month period ended September 30, 2005, respectively.

Gross Profit

Gross Profit for the related periods is as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Revenues and other income	$ 1,796,000	$ 1,437,000	$ 359,000	25.0%
Cost of Revenues and other income	(1,239,000)	(1,593,000)	354,000	-22.2%
Gross Profit	$ 557,000	$ (156,000)	$ 713,000	457.1%
Gross Margin %	31.0%	-10.9%

	Nine Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Revenues and other income	$ 6,055,000	$ 5,633,000	$ 422,000	7.5%
Cost of Revenues and other income	(4,634,000)	(5,331,000)	697,000	-13.1%
Gross Profit	$ 1,421,000	$ 302,000	$ 1,119,000	370.5%
Gross Margin %	23.5%	5.4%

Revenues and other income increased 25.0% and increased 7.5% in the three and nine month period ended September 30, 2005, respectively, as detailed above. Cost of revenues and other income decreased 22.2% and decreased 13.1% in the three and nine month period ended September 30, 2005, respectively, as detailed above. Collectively, gross profit increased 457.1% and 370.5% in the three and nine month period ended September 30, 2005, respectively. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2005. Our shift in revenues away from traditional scrip, which carried a lower gross margin, combined with our transition from the sale of gift certificates to gift cards is reflected in the substantial increase in gross profit in the year-over-year comparison for the three and nine month periods ended September 30.

NBO SYSTEMS, INC.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Personnel	$ 757,000	$ 890,000	$(133,000)	-14.9%
Rent and office expense	165,000	159,000	6,000	3.8%
Depreciation and amortization	53,000	85,000	(32,000)	-37.6%
Professional fees	234,000	29,000	205,000	706.9%
Other selling, general and administrative expenses	68,000	69,000	(1,000)	-1.4%
	$ 1,277,000	$ 1,232,000	$ 45,000	3.7%

	Nine Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change
Personnel	$ 2,317,000	$ 2,504,000	$(187,000)	-7.5%
Rent and office expense	494,000	506,000	(12,000)	-2.4%
Depreciation and amortization	175,000	264,000	(89,000)	-33.7%
Professional fees	917,000	331,000	586,000	177.0%
Other selling, general and administrative expenses	187,000	195,000	(8,000)	-4.1%
	$ 4,090,000	$ 3,800,000	$ 290,000	7.6%

Selling, general and administrative expenses increased 3.7% and 7.6% in the three and nine month period ended September 30, 2005, respectively, due primarily to an increase in legal fees incurred as a result of defending the litigation referenced in Note I to the financial statements. We experienced decreases in nearly all other selling, general and administrative expenses for the three and nine month period ended September 30, 2005. Legal expenses are expected to return to levels in 2004 once the litigation referenced in Note I is concluded.

Professional fees are expected to increase in connection with our refinement of our internal controls and the required, associated documentation. We will contract, as appropriate, with independent consultants to further strengthen our internal control environment. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect additional expenditures to protect and further our interests in this area. We also expect additional expenditures to defend ourselves in the matters of litigation we are a party to.

Interest Expense

	Three Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change

Interest expense	$ 602,000	$ 270,000	$ 332,000	123.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change

Interest expense	$ 2,104,000	$ 516,000	$1,588,000	307.8%

Our interest expense increased 123.0% and 307.8% for the three and nine month period ended September 30, 2005, respectively. Until such time that we achieve positive cash flow from operations, we will continue to raise working capital from debt and equity offerings. All of the working capital needed in excess of operating funds has been provided by loans from existing shareholders or additional equity investments that are discussed below. We sometimes must enter debt with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. We are required to record interest expense relating to these loans as discussed in Note E to the financial statements. $1,108,658 of these interest expenses are “non-cash” expenses, yet they have an additive effect on our net losses as evidenced below.

NBO SYSTEMS, INC.

Net Income (Loss) Attributable to Common Shareholders

Net Income (Loss) attributable to common shareholders for the related periods is as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change

Net Loss Attributable to Common Shareholders	$ (1,429,000)	$ (1,812,000)	$ 383,000	-21.1%

	Nine Months Ended September 30,		Dollar	Percentage
	2005	2004	Change	Change

Net Loss Attributable to Common Shareholders	$ (4,897,000)	$ (4,194,000)	$ (703,000)	16.8%

Transaction volume decreased 14.9% and 38.2% in the three and nine month period ended September 30, 2005, from the comparable period ended September 30, 2004, respectively, primarily due to the shopping mall industry consolidation discussed above. However, revenues and other income increased 25.0% and increased 7.5% in the comparable periods, respectively, while the cost of revenues and other income decreased 22.2% and 13.1%, respectively. Gross profit increased 457.1% and 370.5%, respectively resulting in gross margins of 31.0% and 23.5%, respectively, compared to gross margins of -10.9% and 5.4%, respectively, for the comparable period. Selling, general and administrative expenses increased 3.7% and 7.6%, respectively. Additionally, interest expenses relating to notes issued to shareholders to obtain working capital increased 123.0% and 307.8%, respectively, as discussed above. All of these factors combined resulted in a decrease in net losses attributable to common shareholders of approximately 21.1% in the three month period ended September 30, 2005, and an increase in net losses attributable to common shareholders of approximately 16.8% in the nine month period ended September 30, 2005.

We believe our gift card programs are more profitable than our gift certificate programs as evidenced by the increases in gross margin above. Our gift card program costs are “front-loaded”, meaning we bear the cost of providing the card services, but do not receive material revenues until several quarters later. This sometimes has the effect of showing a greater increase in cost of revenues than the growth rate in revenues, although not in this reporting period. We anticipate this trend may continue until new product offerings and programs result in more even revenue recognition throughout the year and minimize the upfront cost of cards to us prior to sale. We are introducing new products with up-front fees. As we become less dependent upon maintenance fees, expiration fees and breakage, we anticipate revenues and costs will be recorded at approximately the same time. We have consistently concentrated on decreasing Selling, General and Administrative expenses through attrition and cost cutting measures. However, our generation of cash flows from operating activities has not been sufficient and therefore, we have raised working capital through equity and debt offerings. The equity offerings dilute existing shareholders and the debt offerings increase our interest expense, which has negatively impacted our net income (loss).

Liquidity and Capital Resources

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. The Company to date has had a history of losses and the accumulated deficit (since inception June 23, 1994) as of September 30, 2005, is approximately ($39,200,000). Our net losses decreased by 21.1% or $383,000 to ($1,429,000) from ($1,812,000) in the three months ended September 30, 2005, compared to the three months ended September 30, 2004, respectively. Our net losses increased by 16.8% or $703,000 to ($4,897,000) from ($4,194,000) in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, respectively. Our current liabilities exceed current assets by $10,740,000 as of September 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

Our liquidity is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. In the period ended September 30, 2005, the Company entered into financing agreements that provided the Company with $1,925,000 to use for operations. We raised $1,362,209 by selling 558,342 common shares in a private equity offering. The proceeds are for general operating purposes. We also raised $497,000 in connection with the exercise of warrants by existing shareholders. Additionally, our President and Chief Executive Officer entered into short-term demand notes to provide the Company with $190,000 to use for operations. During the nine month period ended September 30, 2005, the Company retired $50,000 of the demand note due to our President and Chief Executive Officer. In March 2005, and again in August 2005, we renegotiated the terms of certain financing agreements, consolidating debt and extending maturities into 2006.

NBO SYSTEMS, INC.

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

Liquidity and Financing Arrangements

During the nine month period ended September 30, 2005, the Company issued 14,588 shares of common stock in the amount of $56,268 according to the terms of an employment agreement for one of the Company’s officers.

During the nine month period ended September 30, 2005, the Company issued 1,273,800 warrants to purchase shares of common stock in the amount of $1,533,021 in accordance with the terms of notes payable. Of the 1,273,800 warrants issued, 100,000 have an exercise price of $2.00, 1,064,162 have an exercise price of $4.00 and 109,638 have an exercise price of $5.50. All warrants issued during the nine month period ended September 30, 2005 expire 24 months after an initial public offering of the common stock of the Company. The amount of $1,533,021 represents a total of $858,452 in interest expense recorded in the nine month period ended September 30, 2005, plus $13,458 in loan discount to be accreted over the life of the notes as a result of debt refinancing, plus $661,111 in deferred interest expense on the notes issued to be accreted over the life of the notes. The note holders are also shareholders and accredited investors.

During the nine month period ended September 30, 2005, the Company recognized $212,612 in interest expense due to an extension of the exercise period for an additional twelve months from the original warrant expiration date on 165,592 warrants.

During the nine month period ended September 30, 2005, the Company issued 558,342 shares of common stock in connection with a private placement generating total proceeds of $1,389,776. The Company incurred offering costs of $27,568. Net proceeds to the Company were $1,362,208.

During the nine month period ended September 30, 2005, the Company issued 165,592 shares of common stock in connection with the exercise of warrants by existing shareholders generating total proceeds of $496,776.

On March 8, 2005, the Company executed promissory notes with shareholders in the amount of $700,000 to fund additional operations. The note holders are accredited investors. The notes bear interest at an annualized rate of 30%, are convertible into shares of common stock of the Company at $4.00 per share, and were due July 7, 2005. Prior to the maturity date, the notes were extended for an additional six months to January 3, 2006. The Company issued 100,000 warrants to purchase common stock at $2.00 per share as an incentive to extend the maturity date of the notes. In association with these notes, the Company recorded beneficial conversion features totaling $157,500 and debt discounts totaling $118,246. The entire debt discount was recognized as interest expense in the nine months ended September 30, 2005. Reference the entry for August 17, 2005 below.

On March 10, 2005, the Company re-structured several promissory notes with a shareholder to extend the maturity of the notes beyond March 31, 2006, in the amount of $2,100,000 bearing interest at an annualized rate of 22%. The note holder is an accredited investor. In connection with the refinancing, the Company recorded $610,492 as deferred financing costs, $313,725 of which was recognized as interest expense in the nine months ended September 30, 2005, leaving a balance remaining of $296,767. Reference the entry for August 17, 2005 below.

On April 5, 2005, the Company executed a promissory note with a shareholder in the amount of $100,000 to fund additional operations. The note holder is an accredited investor. The note bears interest at an annualized rate of 18%, is convertible into shares of common stock of the Company at $4.00 per share, and is due April 4, 2006. In connection with the note, the Company issued 2,500 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share.

On April 12, 2005, the Company executed a promissory note with a shareholder in the amount of $100,000 to fund additional operations. The note holder is an accredited investor. The note bears interest at an annualized rate of 22%, is convertible into shares of common stock of the Company at $4.00 per share, and is due October 11, 2005. In connection with the note, the Company issued 36,666 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share. The Company recorded $20,000 as deferred financing costs, $13,333 of which was recognized as interest expense in the nine months ended September 30, 2005, leaving a balance remaining of $6,667. Reference the entry for August 17, 2005 below.

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

NBO SYSTEMS, INC.

On May 16, 2005, the Company executed promissory notes with shareholders in the amount of $250,000 to fund additional operations. The note holders are accredited investors. The notes bear interest at an annualized rate of 20%, are convertible into shares of common stock of the Company at $4.00 per share, and are due November 16, 2005. In connection with the note, the Company issued 91,665 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share. The Company recorded $57,500 as a debt discount, $45,042 of which was recognized as interest expense in the nine months ended September 30, 2005, leaving a balance remaining of $12,458. Reference the entry for August 17, 2005 below.

On June 5, 2005, the Company executed a promissory note with a shareholder, effective May 31, 2005, in the amount of $500,000 to fund additional operations. The note holder is an accredited investor. The note bears interest at an annualized rate of 20%, is convertible into shares of common stock of the Company at $2.00 per share, and is due May 31, 2006. In connection with the note, if the maturity date is reached and the note holder has not converted to common shares, the Company will issue 25,000 warrants to purchase shares of common stock of the Company at an exercise price of $4.00 per share.

On August 17, 2005, the Company re-structured several promissory notes with a shareholder to consolidate the debt and extend the maturity of the notes to August 16, 2006, in the amount of $3,750,000 bearing interest at an annualized rate of 22%. The note holder is an accredited investor. The individual consolidated notes were as follows: a) $500,000 executed June 24, 2004 at 22% annualized interest due January 24, 2006; b) $500,000 executed September 7, 2004 at 22% annualized interest due April 6, 2006; c) $200,000 executed March 8, 2005 at 30% annualized interest due January 3, 2006; d) $2,100,000 executed March 10, 2005 at 22% annualized interests due March 9, 2006; e) $100,000 executed April 12, 2005 at 22% annualized interest due October 11, 2005; and f) $50,000 executed May 16, 2005 at 20% annualized interest due November 15, 2005.

On August 18, 2005, the Company executed a promissory note with a shareholder in the amount of $250,000 to fund additional operations. The note holder is an accredited investor. The note bears zero interest. However, at Maturity, the note holder will be issued 50,000 warrants to purchase shares of common stock of the Company at $5.50 per share. The note is convertible into shares of common stock of the Company at $2.00 per share, and is due October 17, 2005. On October 13, 2005 the note holder exercised their right to covert the outstanding balance to common stock of the Company at $2.00 per share. The Company issued 125,000 shares of common stock as well as 50,000 warrants to purchase common stock in the Company with an exercise price of $5.50 per share.

On September 15, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $100,000 to fund additional operations. The note bears interest at an annualized rate of 10%.

On September 19, 2005, the Company executed a short-term demand note with a shareholder in the amount of $75,000 to fund additional operations. The note bears zero interest. This note was retired in full on September 27, 2005.

Subsequent Events

On August 18, 2005, the Company executed a $250,000 promissory note to a share, who, on October 18. 2005, converted the outstanding balance to 125,000 shares of common stock of the Company, and was issued warrants to purchase 50,000 shares of common stock of the Company with an exercise price of $5.50 per share.

On October 26, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $50,000 to fund additional operations. The note bears interest at an annualized rate of 10%. This note was retired in full on October 28, 2005, in the amount of $50,027. The Company recorded interest expense of $27.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

ITEM 3. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2005, (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Other than described in Note I to the financial statements, the Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the financial condition or results of operations of the Company. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 2.	Unregistered Sales of Equity Securities

On August 31, 2005, we issued 7,168 shares of preferred stock as stock dividends to some of our shareholders in the amount of $67,200.

On January 6, 2005, May 27, 2005 and August 5, 2005, we issued a total of 14,588 shares of common stock in the amount of $56,268 according to the terms of an employment agreement for one of our officers.

On February 18, 2005 we issued 4,188 shares of common stock in the amount $16,752 to a referral source in connection with an equity offering of our common stock.

On February 2, 2005, June 22, 2005, June 30, 2005 and July 29, 2005, we issued a total of 392,750 shares of common stock to several of our existing shareholders generating total proceeds of $893,000. We incurred offering costs of $27,568. Net proceeds to us were $865,432.

On April 18, 2005 we extended the exercise period for an additional twelve months from the original warrant expiration date for 165,592 warrants. The warrants are exercisable at an exercise price of $3.00 and are held by existing shareholders.

On April 19, 2005, April 29, 2005 and May 24, 2005, we issued a total of 165,592 shares of common stock in connection with the exercise of warrants by existing shareholders generating total proceeds of $496,776.

On January 13, 2005 and March 10, 2005 we issued warrants to purchase a total of 34,965 shares of our common stock at an exercise price of $5.50 per share in connection with a $1,100,000 loan to us effective January 13, 2005.

On February 15, 2005, May 16, 2005 and August 19, 2005 we issued warrants to purchase a total of 15,000 shares of our common stock at an exercise price of $5.50 per share in connection with a $500,000 loan to us effective August 19, 2004.

On March 6, 2005 and June 4, 2005 we issued warrants to purchase a total of 10,000 shares of our common stock at an exercise price of $5.50 per share in connection with a $500,000 loan to us effective September 7, 2004.

On March 8, 2005 we issued warrants to purchase a total of 233,331 shares of our common stock at an exercise price of $4.00 per share in connection with four separate loans to us totaling $700,000, each of which were effective March 8, 2005.

NBO SYSTEMS, INC.

On March 10, 2005 we issued warrants to purchase a total of 6,583 shares of our common stock at an exercise price of $5.50 per share in connection with a $1,000,000 loan to us effective March 26, 2004.

On March 10, 2005 we issued warrants to purchase a total of 700,000 shares of our common stock at an exercise price of $4.00 per share in connection with a $2,100,000 loan to us effective March 10, 2005.

On March 21, 2005, June 19, 2005 and September 17, 2005 we issued warrants to purchase a total of 40,000 shares of our common stock at an exercise price of $5.50 per share in connection with three separate loans to us totaling $1,500,000, each of which were effective June 24, 2004.

On April 5, 2005 we issued warrants to purchase 1,545 shares of our common stock at an exercise price of $5.50 per share in connection with a $100,000 loan to us effective October 6, 2004.

On April 5, 2005 we issued warrants to purchase 2,500 shares of our common stock at an exercise price of $4.00 per share in connection with a $100,000 loan to us effective April 5, 2005.

On April 12, 2005 we issued warrants to purchase 1,545 shares of our common stock at an exercise price of $5.50 per share in connection with a $100,000 loan to us effective October 13, 2004.

On April 12, 2005 we issued warrants to purchase 36,666 shares of our common stock at an exercise price of $4.00 per share in connection with a $100,000 loan to us effective April 12, 2005.

On May 16, 2005 we issued warrants to purchase a total of 91,665 shares of our common stock at an exercise price of $4.00 per share in connection with three separate loans to us totaling $250,000, each of which were effective May 16, 2005.

On July 6, 2005 we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share in connection with a $200,000 loan to us effective March 8, 2005.

All of the investors are accredited investors. We relied upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. All investors are also shareholders of ours. All shareholders are financially sophisticated. We have had a long relationship with the investors in our securities. We did not engage in any public solicitation or advertising. All of the securities are restricted by legends and stop-transfer instructions.

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

NBO SYSTEMS, INC.

By	/s/ Keith A. Guevara
	Keith A. Guevara	November 14, 2005
Chairman/President/CEO

/s/ Christopher Foley
Christopher Foley	November 14, 2005
Director, Chief Financial Officer

/s/ Kent Jasperson
Kent Jasperson	November 14, 2005
Secretary/Treasurer, Chief Accounting Officer