Form 10KSB
period 2005-12-31
NBO SYSTEMS  INC
filed 2006-03-31
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐         TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-33037

NBO SYSTEMS, INC.

STATE OF MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	55-0795927 (IRS Employer Identification Number)
3676 West California Avenue, Building D Salt Lake City, Utah (Address of Principal Executive Offices)	84104 (Zip code)

(801) 746-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

common stock, Par Value $.0005

(Title of Class)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”):   Yes              No    X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer’s revenues and other income for its most recent fiscal year: $11,254,952.

The aggregate market value of the common stock held by non-affiliates as of March 31, 2006 was approximately $31,533,000.

As of March 31, 2006, there were 18,192,215 shares of the issuer’s common stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required in Part III hereto is incorporated by reference to the issuer’s definitive proxy statement relating to its 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes ____	No X

NBO SYSTEMS, INC.

FORM 10-KSB ANNUAL REPORT

Forward-looking Statements

This Annual Report on Form 10-KSB, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 12 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

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

We have registered the following names and logos as trademarks in the United States: “NBO Systems, Inc.” “NBO,” “Children’s Heroes,” and “Community Scrip Card.” All other trademarks, service marks or trade names appearing in this report are the property of their respective owners.

We are a developer, marketer and supplier of prepaid stored-value card programs including gift cards, corporate incentive and membership reward cards, and fund-raising cards. We market our programs to mall owners/developers and operators, restaurant chains, retailers, corporate incentive providers, membership reward programs and fund-raising organizations throughout the United States. Our business focuses primarily on mall gift certificates, mall gift cards and third party gift card order fulfillment services, which subjects us to typical retail seasonality curves. We experience sales for the majority of our products and services in the last two months of the year, specifically the period between Thanksgiving and Christmas. We are in the process of introducing newly developed products and services that may help smooth seasonality effects and provide a more even distribution of cash flows from operating activities throughout the year.

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

Secondly, we provide all call center and Internet fulfillment of gift certificates and gift cards for clients of ValueLink, a subsidiary of First Data Corp, and third-party providers of their own dedicated, closed-end gift card programs such as Darden Restaurants, Inc. ("Darden"), a subsidiary of General Mills Restaurant, Inc. (“GMRI”). We are currently soliciting, negotiating, and finalizing additional business relationships with other national restaurant chains and retail outlets that typically have store locations in or near shopping malls across the United States.

Finally, we implemented the Children's Heroes fundraising channel using traditional scrip products (discounted gift certificates used for fundraising purposes) in 2003. We subsequently developed and tested the Community Scrip Card ("CSC"), a multi-merchant prepaid stored-value card used for fundraising purposes. We intend to complement and revolutionize the traditional scrip fundraising industry efforts with our CSC. We distribute the CSC through licensing and distributorship agreements with existing traditional scrip companies across the United States, as well as through direct marketing with our own personnel.

New business initiatives for 2006 and beyond are detailed in the sections below.

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

The universal cards may operate in an open network environment, such as Visa or MasterCard, or, may be limited to multiple, specific retail establishments through the use of inclusion tables on a private dedicated network environment such as Discover. The universal cards that operate on the Visa and MasterCard payment systems are issued by national banks that are part of a national bank association and may be used at any merchant that accepts Visa or MasterCard. Universal Discover cards are issued by NBO on behalf of Discover and, if not restricted, may be used at any participating merchant that accepts Discover. The Discover platform also allows us to restrict the retail establishments in which the universal card may be used. Our ability to offer customers multiple network alternatives relieves us of the costs of maintaining our own infrastructure to support transaction payment processes. Additionally, our development, marketing, and fulfillment services place us in a central and neutral position among credit card associations, issuing banks and data processors. We intend to leverage this position and offer customers with opportunities to design prepaid stored-value card programs that meet their individual needs.

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

Target Markets

Our primary target markets for our card programs consist of:

•	owners and operators of shopping malls;
•	consumers who prefer to shop on-line via the Internet;
•

fulfillment for third-party companies that develop and manage individual retailers’ dedicated card programs (i.e., programs in which the gift cards can only be used in the stores of the issuing retailer or its affiliates);

•	businesses and organizations that sponsor incentive and loyalty rewards programs;
•	high volume retailers such as grocers, convenience stores and pharmacies; and
•	the non-profit fund-raising sector, particularly K-12 and university-based educational institutions.

Shopping Mall Universal Gift Cards

Our product delivery to owners/developers and operators of shopping malls has consistently shifted from gift certificate products to gift card products. Our gift card programs may be tailored specifically to the larger owner/operators of multiple shopping malls, as well as individual, independent shopping malls.

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

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. In 2005, we added 11 new ValueLink clients including Burger King to our dedicated closed network card order fulfillment program, bringing the total number of ValueLink clients to 40.

Corporate Incentive and Membership Reward Cards

Over the last two years, we developed a multi-merchant prepaid stored-value card program. During the development process, subsequent to marketing efforts, we entered into agreements with 85 national and regional retail merchants having in excess of 40,000 brick and mortar retail consumer locations, in addition to the merchant’s online retail operations. Each of the participating merchants provides us with rebates, varying from 3%-30%, whenever the multi-merchant card is presented for redemption at the merchant locations.

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

Growth Strategy

Our objective is to become the leading provider of prepaid stored-value card programs.  We intend to build upon our expertise as a developer of prepaid stored-value card systems and services to mall owners/developers, restaurant chains, incentive program providers and fund-raising institutions. In March 2006, we filed a provisional patent with the US Patent and Trademark Office for two separate patents relating to the customization, personalization and delivery of gift cards. Specifically, the personalization and customization could include the placement of text, photos and graphics of a customers choosing through our regular delivery channels together with un-manned kiosks. These two patents, among others being contemplated, can be integrated into any of the growth strategies detailed below and may provide enhanced revenue opportunities. We place significant value on the opportunities these patents represent. Key elements of our strategy include the following:

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

As part of our multi-merchant card strategy, we plan to continue to add additional anchor merchants to our current list of 87 participating merchants. These agreements are difficult and time-consuming to craft, and form one barrier to entry in the channel for potential competitors. We believe our existing relationships will facilitate further advancement in the marketplace.

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

•	Promote our Fundraising Programs Through Distributorship Relationships or Directly Through Our Own Efforts

Fund-raising for schools, youth sports organizations, church and similar organizations is primarily a grass-roots activity, and we are pursuing opportunities to partner with firms who have already established strong distribution networks to market our multi-merchant rebate cards. We are marketing our stored-value multi-merchant cards as complementary or replacement products for traditional scrip products. Where feasible, we will market our products directly with existing resources and add staff as necessary.

Sales and Marketing

Our approach to sales and marketing varies by product and target market. We maintain an internal sales team supported by senior management, and also use third parties as distribution channels and extensions of our own sales force. We market our gift card programs and services to shopping malls and other retail merchants. Our gift cards are sold at mall customer service desks through mall-staffed dedicated terminals, through Internet websites that we operate and maintain, and through telephone orders to our in-house call center. Our marketing programs may be tailored specifically to one shopping mall, to a number of shopping malls owned by one owner/operator, to one retailer, or to multiple retailers. We market our multi-merchant card to high-volume outlets such as grocery stores and drug stores, and we hope to grow our business substantially from a small base with these retailers. We market our incentive cards to businesses that use them for employee incentive rewards programs and for customer loyalty rewards programs. We market our fund-raising cards to primary and secondary schools, colleges and universities and to their affiliated support organizations, as well as single purpose non-profit fundraising organizations, and we hope to grow our business substantially in this channel from a small base with these organizations. Finally, we market our Internet and call-center gift card fulfillment services to businesses that use proprietary closed system gift cards. We maintain several websites such as nbo.com, thegiftcardcompany.com, thegiftcertificatecompany.com, and childrensheroes.com to accommodate sales in each of the above-mentioned channels.

Additionally, purchasers or recipients of a gift card can access our balance inquiry websites, www.giftcardbalance.com and www.myprepaidcard.info, to check the outstanding balance of funds available on their cards.

Our sales in each of the above channels position us in the areas of strongest growth in the prepaid stored-value card industry. Each channel has its strengths, and in addition, we have an underlying program that is common to each sales channel – our merchant rebate program. We have entered into rebate agreements with 85 national retail merchants having more than 40,000 retail consumer locations, who pay us a rebate on card redemptions in their stores in exchange for increasing customer traffic. Additionally, we created a virtual mall website that has more than 3,000 brand name merchandise products available for purchase and delivery at prices typically below brick-and-mortar retail prices. We have the flexibility to use the multi-merchant card rebates to enhance our own margins, or to create additional or enhanced revenue sharing opportunities with our distribution partners.

Operations and Strategic Relationships

We manage our prepaid stored-value card program operations in four basic categories:

•	Program setup
•	Sales and distribution
•	Redemption
•	Post-redemption activity, including analysis, reporting, and billing

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

Redemption

The flow of funds from use of the funds lies solely within the domain of the merchant’s credit card processors, the card networks, and the issuing bank’s data processors. When a cardholder presents one of our cards at a merchant, that merchant authorizes the transaction using its own credit card processor and the network affiliated with the card. The data processor receives the authorization request, consults its database, and either approves or denies the purchase. The merchant later settles the transaction with the bank, triggering a transfer of funds from our holding accounts to the merchant. The transactions are high volume - we rely on the 'heavy iron' secure and redundant processing systems within the data processors to accommodate this traffic. We earn a portion of the interchange on the usage of the cards.

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

In our strategic relationships with issuing banks, data processors, and networks (either open or closed), we have taken care to establish redundant agreements that assure smooth operations if one of the key relationships were to fail. As mentioned earlier, we offer customers a choice of platforms, and those multiple platforms give us access to multiple issuing banks and data processors that can support similar lines of business.

Customers

We have a broad customer base from a variety of product offerings, including mall owner/operators, restaurant and retail chains, corporate incentive and reward sponsors, and fund-raising organizations. As of December 2005, we provided gift certificates and gift card programs to a total of 77 shopping malls in 28 states. One mall customer, Glimcher Properties, represented 43% of total transaction volume in 2005. Our fulfillment operations for Darden products represented 15% of the total transaction volume in 2005. No other customers accounted for more than 10% of our total transaction volume in 2005. We expect to further diversify our customer base as we execute our growth strategy.

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

We believe that with the availability of stored-value gift cards, and the complexities of administering such a detailed program, mall owner/operators who have chosen in the past to manage their own paper gift certificate programs may see the benefits of outsourcing this service if they want to convert from paper gift certificates to plastic gift cards expeditiously and with a lower administrative burden. Our stored-value gift card and gift certificate services provide a revenue sharing opportunity for the mall owner/operator that did not exist with a paper gift certificate program as recently as 2002, providing another incentive for mall owner/operators to do business with us. We have established four long-term contracts with significant mall owner/operators that previously managed their programs in-house.

The primary competitors in the mall gift certificate/card space are American Express and Mid-America Gift Certificate Company, a subsidiary of Mid-America Bank. Another direct competitor in the mall space is Store Financial Systems, based in Chicago, Illinois, a recent entry into the gift card provider business.

The most direct competitor to our universal multi-merchant gift card is the Persona card, marketed by American Express Incentive Services. This card offers rebates on purchases made at participating merchants, similar to our multi-merchant card.

Other potential gift card competitors include banks that already issue prepaid stored-value cards. Although most banks run only local or regional prepaid gift card programs, these programs are attracting the attention of national banks as well. Data processors are also entering the market, with First Data Corp. offering a ‘gift card in a box’ program, designed to allow customers to quickly configure and launch a customized gift card program.

In the order fulfillment arena we have a variety of competitors including Gift Check Solutions, GiftCertificates.com, and other primarily internet-based operations.

In the fundraising channel, in particular scrip fundraising, several firms compete with us, although we do not consider scrip fundraising to be a critical revenue channel. Great Lakes Scrip Center, (“GLSC”), is based in Grand Rapids, Michigan and has significant operations in Michigan, Indiana, Illinois, Ohio, and Wisconsin. GLSC is a potential national distribution partner for our CSC card.

Other scrip competitors are SchoolPop, (which in January 2004 purchased assets of The National Scrip Center, or NSC, based in Santa Rosa, California), Scrip Advantage based in Fresno, California (which recently filed for bankruptcy), and eScrip based in Auburn, California.

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

Intellectual Property

We currently rely on a combination of trademark, copyright, and trade secret law and contractual restrictions with our customers, suppliers and consultants to protect our intellectual property rights. We have filed for several federal applications with the US Patent and Trademark Office for the trademarks and service marks relating to the marketing and sale of our products and services. These applications include “Children’s Heroes” and “Community Scrip Card.”

We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that these business partners maintain the quality of our brand, they may take actions that could materially and adversely affect the value of our proprietary rights or reputation.

In March 2006, we filed a provisional patent with the US Patent and Trademark Office for two separate patents relating to the customization, personalization and delivery of gift cards. Specifically, the personalization and customization could include the placement of text, photos and graphics of a customers choosing through our regular delivery channels together with un-manned kiosks. These two patents, among others being contemplated, can be integrated into any of the growth strategies detailed below and may provide enhanced revenue opportunities. We place significant value on the opportunities these patents represent.

Government Regulation

The gift card and the gift certificate industries are regulated primarily by state law and vary substantially from state to state. Some states under their abandoned property laws seek to escheat unredeemed gift certificates and gift cards and some states exempt gift certificates and gift cards from the abandoned property laws. Some states regulate expiration dates of gift cards and gift certificates and other states have no provisions for expiration dates. Some states regulate the type and amount of charges that may be applied to gift certificates and gift cards and other states have no regulations. Some states apply money transmitter licensing regulations to issuers of gift cards and gift certificates and others do not. In some states, the state Attorney General and private plaintiffs attempt to regulate gift certificates and gift cards through lawsuits in an attempt to apply a state’s unfair business practices laws or other consumer protection legislation to the gift certificates and gift card business. Finally, some members of Congress have suggested federal legislation to regulate gift cards, although no federal legislation has been enacted to date. We expect that a number of state legislatures will continue to be active in regulating gift cards and gift certificates.

We are continually reviewing legislation enacted from time to time by the various states and we attempt to monitor material instances of litigation affecting gift certificates and gift cards. We make a concerted effort to comply with the laws of the various states and to adapt our business practices from time to time in response to changes in the laws and the results of litigation.

Employees

As of December 31, 2005, we had 52 total employees, consisting of 38 full-time employees and 14 part-time seasonal temporary employees. Our operations staffing varies with seasonal demand. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relationship with our employees is good.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information in this Report. Our business prospects, results of operations, liquidity or financial position may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business prospects, results of operations, liquidity or financial position. The value of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our financial statements and related notes.

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

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of December 31, 2005, we have incurred cumulative losses of approximately $40.1 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 17 and 30 percent. The aggregate amount of such loans was approximately $6.2 million as of December 31, 2005. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business

If we are not successful in marketing our products and services, our results of operations will suffer.

We have expended few funds on marketing and advertising to date. We anticipate a significant increase in sales and marketing expenditures particularly for our new products and services to be offered in 2006. We have not developed or tested any targeted, integrated, multi-media marketing program that would include print, radio, television or on-line components to build brand awareness and drive sales. Our future growth and profitability will depend in large part upon our ability to:

•	create greater awareness of our products and services and the ways in which consumers and corporations may purchase them;
•	identify the most effective and efficient level of spending for each product in each market;
•	determine the appropriate creative message and media mix for marketing expenditures;
•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;
•	select the right markets in which to market; and
•	convert consumer awareness into actual store visits, on-line visits and product purchases.

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

We may, in the future, evaluate opportunities to acquire other businesses, products or technologies that would complement our current offerings, or enhance our capabilities. We have no experience making acquisitions and we may not realize the anticipated benefits of any acquisitions we do undertake. Acquisitions that we may potentially make in the future may entail a number of risks that could materially and adversely affect our business prospects, liquidity, financial position, and results of operations, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;
•	costs associated with acquiring another business;
•	diversion of management’s time and attention from our core business;
•	the need for financial resources above our planned investment levels;
•	overestimation of potential synergies or a delay in realizing those synergies;
•	difficulties in retaining business relationships with suppliers and customers of the acquired company;
•	risks associated with entering markets in which we lack prior experience;
•	the potential loss of key employees of the acquired company; and
•	potential litigation arising from the acquired company’s operations before the acquisition.

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

We believe our copyrights, service marks, trademarks, trade secrets, and similar intellectual property are critical to our success. In a highly competitive industry with relative ease of entry into the marketplace, we rely on trademark, copyright and other intellectual property laws to protect our proprietary rights and maintain our product differentiation. We also depend on trade secret protection through confidentiality and license agreements with our employees, licensees, licensors and others. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands, products and services and competitive advantages and result in decreased revenues. Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party could copy or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products and services. Further, monitoring the unauthorized use of our intellectual property rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in further substantial costs and diversion of resources, may result in counterclaims or other claims against us and could negatively impact our financial position, liquidity, business prospects, and results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States..

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

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 3676 West California Avenue, Building D, Salt Lake City, Utah, 84104. This facility consists of 20,142 square feet of leased office space. The term of the lease was renegotiated in 2005 to extend through July 31, 2007. We lease the headquarters facility from 5B Bangerter LLC at a base monthly rent of $16,117. We believe that our facilities are adequate for our current needs. However, we may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

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

On October 11, 2005, together with codefendants, the Company entered into a Memorandum of Understanding with the plaintiff's attorney for the settlement of this litigation. Under the terms of the settlement, the Company denied any wrongdoing or liability whatsoever, and, the Company will make payments to cardholders who paid administrative fees and submit a satisfactory claim, not to exceed $50 per card.  Amounts not claimed by cardholders will be paid to charity. The Company does not expect its share of the settlement amount to exceed $90,000.

On November 22, 2005 the Court preliminarily approved the settlement and conditionally certified a class for settlement purposes.

On February 21, 2006, the Court issued a final order and judgment approving the settlement.  The claims deadline was March 22, 2006 resulting in payable claims of $72,353. The claims payment deadline is April 21, 2006.  The unclaimed settlement amounts are to be paid to charity by May 22, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Currently no public trading market exists for shares of our common stock. However, we currently meet all of the requirements for the NASDAQ Over the Counter Bulletin Board (“OTCBB”), but we do not meet the requirements of NASDAQ Capital Market (“Capital Market”). We intend to solicit reputable market makers to make a market in our common stock and begin trading in 2006 either on the OTCBB or, if we subsequently meet the requirements, in the Capital Market. However, we reserve the right to delay such actions in light of unforeseen events or changing market conditions. We cannot assure that we will be able to procure the services of reputable market makers. We may elect to defer our support for trading our common stock until we make an initial public offering of our common stock. At the present time, we have not filed a registration statement and we have not commenced the process leading to an IPO.

Holders

As of March 31, 2006, there were approximately 692 stockholders of record of our common stock.

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

Equity Compensation Plan Information

The equity compensation plan information required by this Item is set forth in Part III, Item 11 of this Annual Report on Form 10-

KSB.

Recent Sales of Unregistered Securities

For the year ended December 31, 2005, we issued the following securities without registering the securities under the Securities Act of 1933, as amended:

We borrowed money from existing stockholders, all of whom are accredited investors, and issued promissory notes in return. In connection with these loans, we issued 1,565,883 warrants to purchase shares of common stock at various strike prices. As of December 31, 2005, borrowings from stockholders totaling $6,203,475 remain outstanding. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We issued 7,168 shares of preferred stock as stock dividends on previously issued preferred stock in the amount of $67,200. This issuance did not constitute a sale because the recipients did not pay any consideration and did not make any election either to receive the shares or to receive other payment. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We issued 20,826 shares of common stock in the amount of $68,744 according to the terms of an employment agreement for one of the Company’s officers. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We issued 4,188 shares of common stock in the amount of $16,753 according to the terms of a compensation agreement related to an equity offering of the Company’s common stock. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We issued 817,750 shares of common stock in connection with a private placement generating total proceeds of $1,743,000. The Company incurred offering costs of $31,784. Net proceeds to the Company were $1,711,216. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We issued 165,592 shares of common stock in connection with the exercise of warrants generating total proceeds of $496,776. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We issued 125,000 shares of common stock in connection with the conversion of $250,000 of notes payable. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

We granted options to purchase an aggregate of 135,000 common shares, vesting over a 5-year period, expiring after 10 years, at an average exercise price of $3.70 per share to our employees. These options were issued under Section 4(2) of the Securities Act of 1933, as amended.

We returned 295,500 incentive stock options previously issued to employees to the pool available for issuance as a result of employee terminations.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

The financial statements included in this Form 10-KSB along with the footnotes and this management’s discussion and analysis present audited results for the years ended December 31, 2005 and 2004, respectively.

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

How We Generate Revenues and Other Income

With respect to our various gift card programs, we derive revenue and other income from a number of sources, including:

•

Enrollment or point of sale fees charged to purchasers of cards issued in connection with one of our card programs. These fees are an additional expense to the consumer and are deposited with the proceeds from the card sales regularly in accounts swept by us.

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

Revenue Recognition/Cost of Goods

Gift Card Fees

We recognize several different types of fees related to our gift card programs. The timing of the revenue recognition varies depending on the type of fee being charged.

Point of Sale Fees

During 2005, in some cases, we began charging an up-front point of sale convenience fee on the sale of gift cards in retail establishments. This fee is charged to the customer at the time they purchased the gift card. We recognize revenue from the point of sale convenience fee ratably over the life of the gift card or gift certificate. If the gift card or gift certificate is fully used, any remaining balance of deferred point of sale convenience fee is recognized as revenue at that time.

Interchange and Transaction Fees

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

Monthly Administrative Fees, Renewal Fees, and Expiration Fees

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

The average life of all multi-merchant cards is approximately 3 to 4 months. Consumers use most multi-merchant cards (approximately 85% to 90%) before any maintenance fees or expiration fees are imposed. For those multi-merchant cards that are not fully used by a particular date (which may vary from mall to mall), we charge a monthly administrative maintenance fee (typically $2.50 per month) to the card per the Terms and Conditions (imprinted on the multi-merchant card and in a separate document provided at the point of sale) until the remaining amount on the multi-merchant card is zero or until the card reaches the expiration date, subject to the requirements of local law which might place restrictions on fees. Our experience shows that approximately 8% of the face value of all multi-merchant cards sold will be returned to us in the form of maintenance fees. We record revenue from monthly administrative fees in the month in which they are charged. Cardholders may check the remaining balance on their card or reload amounts on an existing card by calling us at the phone number listed on the back of the card or through our website. We charge a fee to the cardholder to check the remaining card balance or to reload funds on the existing card. Such inquiry fees and renewal fees are recognized at the time balance inquiry is made or an amount is reloaded on the existing card.

The multi-merchant card has a maximum life of 18 months based on the “Valid thru” (or other similar phrase) date imprinted on the face of the multi-merchant card. The issuing banks mandate this expiration date. Upon expiration of the card, the issuing bank holding the funds for our multi-merchant cards remits to us the funds remaining as an expiration fee, which we record as revenue when received. Our experience shows that approximately 2% of the face value of all multi-merchant cards sold will be returned to us in the form of expiration fees.

The up front convenience fees, monthly administrative maintenance fees and the expiration fees enable us to provide the multi-merchant card service to consumers and cover our up-front costs. We record gift card maintenance and expiration fees as revenue in the period earned.

Rebates Paid by Merchants

We have developed a multi-merchant prepaid stored value card program in which we have entered into agreements with 85 national and regional retail merchants where the prepaid cards can be used. Each of the participating merchants provides us with rebates, varying from 3% to 30%, whenever the multi-merchant card is presented for redemption at the merchant location. We record rebate income as revenue net of any revenue sharing agreements with third parties in the period received. We apply estimates when compiling quarter-end or year-end results due to timing of receipts of receivable invoices or amounts due to us.

Incentive and Customer Reward Program Fees

We contract with third-party providers of incentive, promotion and loyalty programs for a wide variety of entities, including financial institutions, subscription-based services, and membership clubs, to provide the prepaid stored-value cards and associated administration of the cards. Generally, we charge an up front fee per card issued in the incentive programs. Revenue from the up front fees is recognized ratably over the life of the card. If the prepaid stored-value card is fully used, any remaining balance of deferred up front fee is recognized as revenue at that time.

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

Sale of Third-Party Gift Certificates and Gift Cards and Related Fulfillment Services

Because we pre-purchase third party gift certificate and gift card inventory, we bear all the financial risk associated with that inventory. Therefore, we record the entire transaction volume sold as revenue in our statements of operations. The associated cost of revenue is the discounted price we pay to the seller of the gift certificates and gift cards we purchase for re-sale.

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

We record all fulfillment business transaction volume conducted for third parties as revenue. This channel, reflected as sale of third party gift certificates/cards in our statement of operations, currently constitutes approximately 62.3% of our revenues and other income. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate selling through other business channels in 2006.

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

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation”, expense is recognized in connection with the grant of stock options when issued to non-employees using the fair-value based method. The expense is equal to the fair value of the options, based on the Black-Scholes option-pricing model, at the grant dates and is expensed ratably over the vesting periods.

We account for our employee based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we record deferred compensation costs related to our employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant).

Restricted Cash

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. We maintain these funds at several financial institutions in depository bank accounts and associated sweep accounts. We are restricted from withdrawing the funds except for the redemption payment of issued and outstanding gift certificates and gift cards. We may not transfer the funds into our operating accounts until such time that the unredeemed gift certificates and gift cards qualify as breakage or estimated breakage. We determine breakage based on (1) expiration, (2) legal statute of limitations, or (3) the accumulation of sufficient historical data upon which to make reliable estimates. We record breakage by expiration or legal statute of limitations as income, and we remove a corresponding amount from gift certificates and gift cards payable. We remove the same amount from restricted cash and record it as unrestricted cash. We base estimated unredeemed gift certificates and gift cards (“estimated breakage”) on our historical breakage data and we do not record it as income until the expiration date or the legal statute of limitations passes. However, we may transfer all or a portion of estimated breakage from restricted cash to unrestricted cash upon issuance of the gift certificate or gift card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated cash decreases the restricted cash balance but remains in gift certificates payable, until we recognize such estimated breakage as income. At such time, we reduce the amount of gift certificates and gift cards payable by a corresponding amount.

Our Primary Business Channels

The Shopping Mall Channel

The gift giving industry in the U.S. amounted to approximately $385 billion in sales in 2004. Accurate figures for 2005 are not yet available. According to our research, in 2004, sales of gift certificates and prepaid, stored-value gift cards totaled approximately $96.25 billion, or 25% of the entire gift giving industry. Gift certificate sales amounted to $38.5 billion or 40% of the $96.25 billion. Gift card sales were $57.75 billion or 60%. 89% or $85.6 billion of the 2004 gift certificate and gift card sales consisted of sales derived from individual retailers’ closed network programs. The remaining 11% or $10.6 billion were in the form of universal gift certificates and gift cards.

Although gift certificate sales have been growing at an annual rate of 11% to15% since 1993 and reached 20% annual growth in 2004, gift cards are rapidly replacing traditional paper gift certificates because of their greater flexibility and convenience. We anticipate by 2008, gift cards will represent 80% of the total amount of sales of gift cards and gift certificates.

Approximately 3,500 covered or indoor shopping malls and 37,000 outdoor shopping centers or outlets (often referred to as strip centers), exist in the United States. Approximately 15 major commercial property developers own about 1,500, or 42.9%, of the indoor malls. Smaller commercial property developers or independent owner/operators own or manage the remaining mall properties. Several of the larger indoor-mall property owners/developers, with interests in roughly half of the indoor malls, manage their own gift certificate/card programs. The owner/operators of the remaining indoor malls either outsource their gift certificate/card programs or do not currently have such programs.

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

We have been marketing our gift card programs, and related fulfillment services, to targeted mall owner/operators since October 2001. Our typical mall owner/operator does gift certificate/card volume averaging $500,000 per year. We currently service 77 mall properties in 28 states across the nation. We have serviced in excess of 100 malls in 38 states in recent years; however, the commercial real estate market, particularly shopping malls, experienced a significant amount of consolidation. The largest mall developers are buying even more shopping mall properties from large to mid-size owner/operators. Typically, the largest mall developers have the resources to manage their gift certificate or gift card programs in-house. That consolidation has resulted in a loss of business for us each of the last several years. We have been able to make up some of the losses by adding new shopping mall clients to our portfolio, but our transaction volumes decreased in 2005 from 2004. The industry consolidation is outside of our control. We typically collect termination fees when our contracts are not renewed due to consolidation. We are contractually unable to force an acquiring mall company to continue with our gift certificate or gift card program.

As a result of our efforts to convert our gift certificate customers to gift cards, our gift certificate business has been declining, both in terms of volume and in terms of the percentage of our business. We anticipate 2006 gift certificate gross transaction volume will decrease compared to 2005 due to the number of our mall owner/developer customers converting from paper gift certificate programs to gift card programs. Our gift card programs may be tailored specifically to the owners/developers of one or more shopping malls, as well as individual and multiple retailers.

We believe the introduction of our Virtual Mall in 2005 should begin to enhance revenue sharing opportunities in 2006 with our existing mall clients, as well as differentiate us from our competition in acquiring new mall gift card business. Our multi-merchant gift card approach, discussed in detail below, allows us to receive rebates from gift cards redeemed at participating merchants within the mall properties. These revenue-enhancing measures will be crucial to our sales efforts as the gift card regulatory and legislative environment continues to change and become less friendly towards monthly fees and expiration/breakage issues.

Early in 2005, we changed the economic structure of our mall gift card contracts to become less reliant on monthly maintenance fees and focus more on up-front point of sale fees to consumers, which is sometimes paid for by the mall owner/operator. We recognize point of sale fee revenue ratably over the life of the cards. Up front fees improve our cash flow as we do not have to wait for a period of time to charge fees to the card. Generally, monthly maintenance or administrative fees are not charged until approximately 7 to 13 months after the sale of the card, whereas the up front fees are charged at the time the card is sold to the customer. Up front fees also help to mitigate some of the risk being imposed by various state legislatures in attempting to restrict the use of monthly maintenance fees as a method of recouping our cost of administrating the gift card programs. In some cases, the point of sale fees have resulted in decreased sales as consumers may be reluctant or unwilling to pay for the gift card services. However, we have found that this approach reduces or legal liability and makes our programs more consumer friendly.

Up front fees for stored value card services, versus monthly maintenance fees, are becoming the norm in the industry as more consumer advocate groups lobby their legislators to enact gift card fee changes. We have provided mechanisms for gift card registration; thereby enabling us with the ability to notify consumers that their card is nearing expiration and that replacement, for a fee, is an option. This helps to protect consumers from losing the full value on the gift card. We have also added reloadability as an option to consumers who wish to continue using their gift card as a debit card.

If federal, state or local legislation is enacted that exposes us to increased liability, we are prepared to exit the mall gift card business to focus on our other stored value products that do not have such onerous restrictions. Our new contracts now provide us with the ability to renegotiate or terminate the contract if the economics are unfavorable to us, based on legislative changes enacted into law.

Fulfillment Services

We are the exclusive provider for Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. We also fulfill third party merchant gift certificates and gift cards through our own direct marketing efforts.

Our total number of ValueLink clients grew from 21 in 2004 to 40 at December 31, 2005. Material volumes have occurred for such clients as Chart House Restaurants, Landry’s Restaurants, 99 Restaurant, Red Robin, O’Charley’s, Joe’s Crab Shack, Ruby Tuesday and Rainforest Café. We anticipate an increase in ValueLink clients in 2006 and a corresponding increase in revenues, with such notable names as Burger King, which launched in February 2006.

Darden Restaurant concept sales (Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52) grew from approximately $4.7 million in 2004 to approximately $6.2 million in 2005.

We also plan to pursue fulfillment opportunities on our own that do not infringe upon our non-compete agreement with ValueLink. In 2005, we reduced the number of merchants for which we fulfill gift certificates and gift cards by 15.5%, yet increased transaction volume by 26.9%. We will continue to focus our efforts on business which produces acceptable margins to our company while discontinuing unprofitable operations.

Incentive and Loyalty Rewards

Many businesses, large and small, use gift cards in connection with employee incentive and customer loyalty rewards programs. In the past, businesses have typically been unable to negotiate discounts on these gift card bulk purchases.

Beginning in late 2005, we began marketing our multi-merchant card programs to businesses that use them for employee incentive and customer loyalty rewards programs. We are negotiating distribution agreements with marketing firms and credit card processors experienced with corporate incentive and customer loyalty rewards programs. These third parties essentially act as resellers, marketing our business-to-business multi-merchant card programs to businesses with which they have or are seeking relationships. These third-party resellers either pay for the cards prior to our shipment or pass on the prepaid cost to the businesses sponsoring the incentive or customer loyalty rewards programs. We believe a significant portion of our sales and revenues will be derived from business-to-business multi-merchant card programs going forward. We believe we can significantly improve the volume of orders for these programs by providing revenue sharing (in the form of rebates provided by participating merchants) to the program sponsors. Gift cards for incentive and loyalty reward programs are typically exempt from the restrictive legislation being enacted against retail gift card sales. We intend to shift more of our focus on these products going forward.

In 2005, we entered into agreements with companies such as WIN Management, LLC, Centrix Financial, ProPay Solutions, Jack Nadel, Inc., Lennar Corp/US Homes, and Discount Lifestyle Centers. We expect to commence programs with these companies in 2006 and anticipate significant volume increases in 2006 from various relationships involving our incentive and loyalty multi-merchant cards.

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

Because of these limiting factors, we discontinued our traditional scrip re-seller business in June 2005. The traditional scrip business is not profitable for us, as it requires us to carry scrip inventory, which is capital and labor intensive. However, we believe that the scrip industry is fragmented and in need of leadership and innovative products. We intend to continue in this business by marketing our Community Scrip Card programs. We believe these stored value cards have all of the advantages of merchant rebates like traditional scrip, but do not carry the capitalization and inventory drawbacks. Our Community Scrip Card is very complementary to existing traditional scrip programs and can be used in conjunction with other scrip providers. We believe, eventually, that stored value products for fund raising purposes will be the medium of choice in the next several years. We intend to capitalize on the rapid growth by our own direct marketing efforts, or partnerships with third party distributors, if the economics are feasible.

In primary and secondary schools, the Community Scrip Card program is intended to complement or replace traditional scrip programs. We believe the Community Scrip Card has an advantage over other traditional fundraising products/services for the following reasons:

•	consumers shop where they normally shop;
•	consumers buy what they normally buy;
•	consumers do not spend a penny more for normal purchases;
•	consumers can conveniently raise funds for schools or causes for which they have an interest;
•	children remain in the classroom, not going door-to-door selling candy, wrapping paper, trinkets and other non-essential products, generally at higher than average prices;
•	the program eliminates scrip inventory requirements for various fund-raising organizations; and
•	the program increases the efficiency of the ordering, distribution and managing process of scrip products.

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

Our Community Scrip Card multi-merchant card program eliminates all capitalization requirements because the cards are loaded with value when the schools order the cards. Upon redemption at a specific merchant, the merchant is paid in the same manner it is paid in any other credit/debit card transaction. We invoice the merchants for the applicable rebates and then share the revenue with the schools and our distribution partners. We believe that the benefits of our multi-merchant fund-raising card programs, including the elimination of the capitalization required for traditional scrip products, increase the profit margins available to fund-raising organizations and other efficiencies that will appeal to fund-raising organizations. We intend to pursue this channel vigorously in 2006.

Retail Distribution of Multi-Merchant Cards

The retail distribution of single merchant gift cards has become virtually ubiquitous at grocery stores, pharmacies, convenience stores and other high volume consumer traffic areas. The amount of space required to display all of these cards is limiting.

Retailers have to be discriminating in which cards they will offer for sale. We have obtained significant interest from some of the largest retail distribution points in the country to display and sell our multi-merchant stored value gift cards. Our solution provides the consumer with a card that is usable at all of our participating merchants, or “theme cards” which may have a limited number of retailers included for use. Examples are a Woman’s Card, a Gentleman’s Card, a Teen Card, etc. The cards can be tailored to virtually any target group’s needs. This also could provide the retailer some relief from a “shelf space” perspective. Our cards can replace the single retailer cards that currently take up so much display space. Our cards also offer revenue sharing to the retailer based on the merchant rebates we have successfully negotiated over the last two years. We have completed development but have not as yet sold any product. We intend to selectively roll out these multi-merchant card programs in 2006 and aggressively in 2007.

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

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change
Mall gift certificates	$ 4,065,000	$ 20,108,000	$ (16,043,000)	-79.8%
Mall gift cards	27,759,000	24,611,000	3,148,000	12.8%
NBO fulfillment (excluding ValueLink and Scrip)	6,425,000	4,895,000	1,530,000	31.3%
ValueLink	2,287,000	1,226,000	1,061,000	86.5%
Scrip	484,000	2,831,000	(2,347,000)	-82.9%
Fundraising Card	32,000	-	32,000	-
	$ 41,052,000	$ 53,671,000	$ (12,619,000)	-23.5%

Starting in 2004 and continuing into 2005, we experienced a major shift from mall gift certificate sales (-79.8%) to mall gift card sales (+12.8%). This was primarily a result of The Rouse Company and JP Realty being purchased by General Growth Properties. Our gift certificate sales for The Rouse Company and JP Realty ceased in mid-2004. The Rouse Company had been our largest mall customer, while JP Realty was our third largest customer. We replaced a significant potion of the lost Rouse and JP Realty gift certificate sales with gift card sales by Glimcher Properties, now our largest mall client, as well as other new independent mall owner/operators. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards.

With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue.

We also experienced a 31.3% increase in the number of third party gift certificates and gift cards fulfilled. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden, Bahama Breeze and Seasons 52). Our contract with Darden was renewed through August 2006.

ValueLink transaction volume increased 86.5%. We expect 2006 ValueLink transaction volume to substantially exceed 2005 volumes.

The Scrip transaction volume decrease is a result of our decision to exit the traditional scrip business in favor of selling our Fundraising Card marketed as the Community Scrip Card and the Children’s Heroes Card. We transitioned all of our participating schools to other traditional scrip providers, sold our traditional scrip inventory and phased out traditional scrip operations as of June 30, 2005. Fundraising Card sales are being sold though one traditional scrip provider and through our own direct marketing efforts. We have not expended significant resources in 2005 but expect substantial increases in marketing and advertising, which we expect to result in increases in transaction volume of cards sold in 2006.

Overall transaction volume is down 23.5%. However, we anticipate increases in our overall transaction volume in 2006 compared to 2005 arising from our fundraising card, loyalty and incentive cards, and retail incentive cards.

Revenues and Other Income

We recorded revenues and other income from the various channels as follows:

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change
Sale of third party gift certificates/cards	$ 6,904,000	$ 7,701,000	$ (797,000)	-10.3%
Fees earned from customers	1,752,000	914,000	838,000	91.7%
Merchant fees earned from retailers	871,000	1,191,000	(320,000)	-26.9%
Miscellaneous Income	796,000	623,000	173,000	27.8%
Gift certificate breakage	781,000	1,528,000	(747,000)	-48.9%
Interest on restricted cash	151,000	50,000	101,000	202.0%
Total revenues and other income	$ 11,255,000	$ 12,007,000	$ (752,000)	-6.3%

Our Company is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother’s Day and Father’s day, but the first three calendar months of the year typically represent only 10% of our transaction volume and revenues and other income. Approximately 90% of our full year revenues and other income are represented by the nine-month period ended December 31, 2005.

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

Revenues and other income decreased approximately 6.3%. Other income is comprised solely of gift certificate breakage. Excluding other income, year over year revenues were flat despite a decrease in transaction volume of approximately 23.5%. The main reason for the reduction in the sale of third party gift certificates/cards is from our exiting the traditional scrip business. We will continue to exhibit period over period decreases in this line item through June 30, 2006. The fees we earned from customers in the form of maintenance fees and expiration fees on gift cards increased 91.7% as we transition to more gift card sales from gift certificate sales as mentioned above. We expect this upward trend to continue as our mall gift card business grows. Gift certificate breakage income will decrease in future periods coincident to our lost gift certificate transaction volume in 2004. As interest rates rise, we benefit from higher interest rates on our deposit accounts.

Cost of Revenues

Cost of Revenues and Other Income:

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change
Third party gift certificates/cards	$ 6,402,000	$ 7,118,000	$ (716,000)	-10.1%
Merchant fees and charges	1,438,000	1,604,000	(166,000)	-10.3%
Other	772,000	910,000	(138,000)	-15.2%
Commissions	382,000	544,000	(162,000)	-29.8%
Total cost of revenues and other income	$ 8,994,000	$ 10,176,000	$ (1,182,000)	-11.6%

Cost of revenues and other income decreased 11.6% compared to a 6.3% decrease in revenues and other income.

Cost of Revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates and gift cards to our fulfillment and scrip customers. Our inventory of outside vendors’ cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers. As noted above, we experienced decreases in sales, and consequently cost of revenues, associated with third party cards and certificates primarily due to our exit from the traditional scrip business.

Merchant fees and charges decreased as a result of the decrease in mall gift certificates sold as described above.

We pay a commission on mall gift cards sold (based on transaction volume and the number of cards sold) to mall owner/operators as an incentive to use our card programs. We accumulate these commissions and pay the commissions to the malls approximately one year following the completion of the card transaction year. However, in 2005, we changed our economic models to rely less upon monthly maintenance fees on gift cards and more on point of sale fees. Concurrently, we reduced the commission payouts due on expiration of the gift cards. These factors, along with the significant reduction in gift certificate sales, resulted in a 29.8% decrease in commissions paid in 2005.

Other Costs is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these hard costs increase proportionately. However, we have negotiated volume discounts based on bulk purchases of gift card stock, which resulted in the decrease in other costs of revenue of approximately 15.2%.

Gross Profit

Gross Profit for the related periods:

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change

Revenues and other income	$ 11,255,000	$ 12,007,000	$ (752,000)	-6.3%
Cost of Revenues	(8,994,000)	(10,176,000)	1,182,000	-11.6%
Gross Profit	$ 2,261,000	$ 1,831,000	$ 430,000	23.5%
Gross Profit %	20.1%	15.2%

Revenues and other income decreased 6.3% as detailed above. Cost of revenues and other income decreased 11.6% as detailed above. Collectively, gross profit increased 23.5%. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2006. Our shift in revenues away from traditional scrip, which carried a lower gross margin, combined with our transition from the sale of gift certificates to gift cards is reflected in the increase in gross profit.

Selling, General and Administrative

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change
Personnel	$ 3,100,000	$ 3,206,000	$ (106,000)	-3.3%
Professional Fees	1,012,000	483,000	529,000	109.5%
Rent and office expenses	665,000	677,000	(12,000)	-1.8%
Other Selling, General and Administrative Expenses	239,000	261,000	(22,000)	-8.4%
Depreciation and amortization	215,000	342,000	(127,000)	-37.1%
	$ 5,231,000	$ 4,969,000	$ 262,000	5.3%

Selling, general and administrative expenses increased 5.3% due primarily to an increase in legal fees incurred as a result of defending the litigation referenced in Note M to the financial statements. We experienced decreases in all other selling, general and administrative expenses. Excluding the increase in Professional Fees, selling general and administrative expenses would have decreased approximately 5.4%. Legal expenses are expected to return to levels in 2004 once the litigation referenced in Note M is concluded.

Professional fees may increase in connection with our refinement of our internal controls and the required, associated documentation. We will contract, as appropriate, with independent consultants to further strengthen our internal control environment. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect additional expenditures to protect and further our interests in this area.

Interest Expense

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change
Interest expense	$ 2,756,000	$ 819,000	$ 1,937,000	236.5%

Our interest expense increased 236.5%. Until such time that we achieve positive cash flow from operations, we will continue to raise working capital from debt and equity offerings. All of the working capital needed in excess of operating funds has been provided by loans from existing shareholders or additional equity investments that are discussed below. We sometimes must enter debt with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. Notes to stockholders as of December 31, 2005 bear interest at rates between 18 and 30 percent. In addition, the debt agreements have generally provided for the issuance of warrants to purchase our common stock and provisions to convert the debt to our common stock. In some cases, the conversion price has been less than the fair market value of our common stock, resulting in a beneficial conversion feature. In addition, the warrants issued in connection with debt financings and refinancings have been recorded as debt discounts or deferred financing costs. The debt discounts and deferred financing costs are recognized as interest expense over the life of the note. A significant portion of the interest expense recorded during 2005 resulted from the issuance of warrants as payment of interest, the amortization of debt discounts and deferred financing costs, and the beneficial conversion features. The following table details the interest paid during the year.

	Year Ended December 31,
Interest paid in cash plus change in accrued interest	$ 1,423,000	$ 794,000
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	1,333,000	25,000
Total interest expense	$ 2,756,000	$ 819,000

Net Income (Loss)

Net Income (Loss) for the related periods is as follows:

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (5,847,000)	$ (4,128,000)	$ (1,719,000)	-41.6%

Our 2005 transaction volume decreased 23.5% from 2004. Our revenues and other income decreased 6.3%. Despite the reduction in transaction volume, year-over-year revenues were flat, which is attributable to greater margins on gift cards than paper gift certificates. Cost of revenues and other income decreased 11.6%, gross profit increased 23.5% and our gross margin percentages increased to 20.1%. Additionally, we controlled our selling, general and administrative expenses, realizing a 5.3% year-over-year increase, including the increased costs of professional fees as noted above. However, these positive events were overshadowed by the high cost of capital for operating purposes as evidenced by the increase in interest expense related to fund raising activities. In order to obtain operating profitability, we must reduce general and administrative expenses and increase the transaction volume of gift cards sold. We must take steps to minimize interest expenses, which rose 236.5%. We were able to reduce our operating losses in 2005 to approximately ($3.0) million from ($3.1) million in 2004, even though we had a reduction of 23.5% in our transaction volume in 2005 from 2004. Non-operating expenses of approximately $2.8 million was a substantial increase from the approximate $869,000 non-operating expenses of 2004. This increase contributed significantly to the increase in net loss attributable to common stockholders of 41.6%. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is discussed below.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Year Ended December 31,		Dollar	Percentage
	2005	2004	Change	Change
Net loss	$ (5,780,000)	$ (4,006,000)	$ (1,774,000)	-44.3%
Deduct interest expense	2,756,000	819,000	1,937,000	236.5%
Deduct income taxes	-	-	-	0.0%
Deduct depreciation and amortization	215,000	342,000	(127,000)	-37.1%
EBITDA	$ (2,809,000)	$ (2,845,000)	$ 36,000	1.3%

EBITDA is a common metric used to normalize financial results to make comparisons of companies easier and is sometimes referred to as an operating margin. It is a measure of controllable costs by a company and is considered by some, a more stable measure of a company’s operations than net income, mainly because it removes non-cash expenses from the financial results. EBITDA is commonly used by investment bankers to evaluate the financial strength of a company and to establish a valuation for the company based on comparable companies in similar industries. However, EBITDA is a non-GAAP measurement and should not be used a replacement for GAA measurements such as net loss or cash flows from operating activities. Our EBITDA results improved 3.1%, an indicator of operational improvement in 2005, after taking into account the significantly reduced transaction volume and increased legal fees as discussed above.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006 for small business issuers. The Company will adopt SFAS No. 123R beginning in the Company's first fiscal quarter of 2006. The Company is assessing the impact of this statement and believes the adoption of SFAS No. 123R may have a material effect on the Company’s financial position and results of operations.

We do not believe that other recently issued, but not yet effective, accounting standards if applicable to us, would have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through December 31, 2005 was approximately $40.1 million. During the year ended December 31, 2005, we utilized approximately $1.8 million in cash from operating activities. At December 31, 2005 we had a deficit in working capital of approximately $10.3 million. Our ability to meet our obligations as they come due is dependent upon obtaining additional financing, as may be required and ultimately attaining sustained profitability. Our net losses increased by 41.6% or approximately $1.7 million to $5.8 million from $4.1million for the year ended December 31, 2005, when compared to the year ended December 31, 2004.

During 2005, we funded our operations from the sale of common stock and the issuance of convertible notes payable. We received proceeds of approximately $2.2 million from the sale of common stock and approximately $2.2 million from the issuance of notes payable. There can be no assurance that we will be able to obtain funding in the future from the issuance of common stock or from the issuance of notes payable.

In January 2006, we restructured several promissory notes to stockholders totaling approximately $1.7 million by reducing the annual interest rate on the notes and extending the maturities. We issued 15,000 warrants to purchase common stock of the Company at an exercise price of $2.00 in conjunction with the restructuring of these notes.

In March 2006, we entered into a promissory note with an existing stockholder for $1 million to be used for general operating purposes. In conjunction with this promissory note, we issued 30,000 warrants to purchase common stock of the Company at an exercise price of $2.50.

In March 2006, we entered into a promissory note with an existing stockholder for $100,000 to be used for general operating purposes. In connection with this promissory note, we issued 7,500 warrants to purchase common stock of the Company at an exercise price of $3.00.

In March 2006, we entered into a promissory note with an existing stockholder for $250,000 to be used for general operating purposes. In connection with this promissory note, we issued 10,000 warrants to purchase common stock of the Company at an exercise price of $2.00.

We continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until our operations provide sufficient cash to meet our needs. We are taking steps to improve profitability and increasing sales efforts. We can give no assurance that we will be successful in executing our plans to improve operations or obtain additional debt and equity financing. If we are unable to improve operations or obtain additional debt and equity financing, we may be required to restructure operations during 2006. We believe that if we are not able to obtain additional financing for the development of our overall business, we could restructure our operations to be profitable at the current level of sales. However, we can give no assurance that we will be able to continue operating without additional financing. Our ability to meet our debts as they come due is dependent on our obtaining additional financing as required, and ultimately on our ability to achieve our business plan and attain profitability. We currently operate without a line of credit and occasionally enter into short and long-term promissory notes with accredited investors, typically existing stockholders. These promissory notes often have conversion privileges into our common stock, easing debt service requirements. However, conversion privileges and warrants issued in conjunction with the notes dilute existing stockholders and increase our operating losses.

Off Balance Sheet Arrangements

The Company does not have any interests in off-balance sheet variable interest entities nor does it have any interests in non-exchange traded commodity contracts.

Contractual Obligations

The Company has various contractual obligations that are recorded as liabilities in its financial statements. From time to time, the Company also has employment commitments with its executive officers and others. Such commitments that may currently be outstanding with the Company’s executive officers are described in Part III, Item 10, “Executive Compensation”. The Company has entered into operating leases for its office facilities. The table below summarizes the obligations pursuant to these leases, assuming that all lease agreements run to full term, and the periods in which these obligations are scheduled are paid in cash.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Current debt	$6,689,393	$6,689,393	-	-	-
Long-term debt	-	-	-	-	-
Operating leases	$408,271	$247,300	$159,041	$1,930	$ -
Total	$7,097,664	$6,936,693	$159,041	$1,930	$-

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented nor is it expected to in the next year.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements required by this item are included in Part III, Item 14 of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is included in “Proposal No. 1: Elections of Directors”, “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” section of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

On January 22, 1997, we approved and adopted the 1997 Stock Option Plan, which is an exempt employee benefit plan under Rule 16b-3 promulgated under Section 16 of the Securities and Exchange Act of 1934, as amended. The 1997 Stock Option Plan is our only equity compensation plan. The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under the 1997 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders(1)	8,796,030	$2.2021	4,166,124(2)
Equity Compensation Plans Not Approved by Stockholders	NA	NA	NA
Total	8,796,030		4,166,124

__________

(1)	Consists of the 1997 Stock Option Plan.
(2)

Consists of shares available for future issuance under the 1997 Stock Option Plan. As of December 31, 2005, an aggregate of 4,166,124 shares of our common stock were available for issuance under the 1997 Stock Option Plan.

The other information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” sections of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is included in the “Certain Relationships and Related Transaction” section of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation for a Stock Corporation in the State of Maryland (Filed as Exhibit 2(a) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.2	Certificate of Ownership and Merger (Filed as Exhibit 2(b) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.3	Bylaws of NBO Systems, Inc. (Filed as Exhibit 2(c) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.4	Articles of Amendment of Articles of Incorporation (Filed as Exhibit 3.4 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Articles of Incorporation, as amended, and Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.
4.2	Amended 1997 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
4.3

Warrant Agreement. The form of warrant agreement is substantially the same for all outstanding warrants consisting of Class A Warrants; Class B Incentive Warrants; Other Warrants (Filed as Exhibit 6(c) to the Registrant’s Form 10-SB filed on August 2, 2001, and incorporated herein by reference.)

10.1

Internet Gift Card(s) Agreement by and between NBO, Inc. and GMRI, Inc., dated as of August 4, 2000 (Filed as Exhibit 6(b) to the Registrant’s Form 10-SB filed on August 2, 2001, and incorporated herein by reference.)

10.2

License And Services Agreement dated July 31, 2002, with Card Commerce International, Inc. (Filed as Exhibit 10.2 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.3	Master Agreement dated October 10, 2002, with Metavante Corporation (Filed as Exhibit 10.3 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.4

Cash Card Issuer Agreement with Discover Financial Services, Inc., dated October 11, 2002. (Filed as Exhibit 10.4 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.5	Master Services Agreement Dated October 31, 2002, with IPS Card Solutions, Inc. (Filed as Exhibit 10.5 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.6

Stored Value Card Service Agreement Dated As Of April 1, 2003, With First Data Resources Inc. (Filed as Exhibit 10.6 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.7	Card Sponsorship Agreement between Registrant and BankFirst dated April 9, 2003 (Filed as Exhibit 10.7 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.8

Addendum Dated August 8, 2003, To The Internet Gift Card(s) Agreement Dated April 1, 2001, With GMRI, Inc. (Filed as Exhibit 10.8 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.9

Contract Services Agreement dated October 14, 2003, with Glimcher Properties Limited Partnership (Filed as Exhibit 10.9 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.10	ACH Origination Agreement with Florida Bank, N.A., dated December 30, 2003 (Filed as Exhibit 10.10 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.11	ODFI Originator Agreement dated as of March 19, 2004, with BANKFIRST (Filed as Exhibit 10.11 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.12

Marketer Agreement dated September 2, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed as Exhibit 10.14 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.13

Originating Depository Financial Institution Originator Agreement dated September 13, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed as Exhibit 10.15 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.14

First Amendment to Contract Services Agreement with Glimcher Properties Limited Partnership dated September 9, 2004 (Filed as Exhibit 10.16 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.15

Merchant Processing Agreement dated October 14, 2004, with NOVA Information Systems, Inc., and U.S. Bank, N.A. (Filed as Exhibit 10.17 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.16	Merchant Participation Agreement dated October 25, 2004 (Filed as Exhibit 10.18 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.17	Letter of Intent dated November 9, 2004, with Great Lakes Scrip Center, L.L.C. (Filed as Exhibit 10.19 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.18

Addendum August 8, 2004, to Internet Gift Cards Agreement dated April 1, 2001, with Darden GC Corp. (Filed as Exhibit 10.20 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.19	Premises Lease Amendment #1 dated October 27, 2004, with 5B Bangerter L.L.C. (Filed as Exhibit 10.21 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.20	Stored Value Product Agreement with Adaptive Marketing LLC, dated November 19, 2004 (Filed as Exhibit 10.22 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.21	Development and Consulting Services Agreement with First Data Corporation, dated January 11, 2005 (Filed herewith).
10.22	Amendment to the Development and Consulting Services Agreement with First Data Corporation dated March 24, 2005 (Filed herewith).
10.23	Amendment to Master Services Agreement with IPS Card Solutions, Inc., effective April 22, 2005 (Filed herewith).
10.24	Amendment 3 to Internet Gift Card Agreement dated July 22, 2005 (Filed herewith).
10.25	Lease Amendment #2 with 5B Bangerter, L.L.C. dated September 22, 2005 (Filed herewith).
10.26	Employer Services Agreement with A Plus Benefits dated October 13, 2005 (Filed herewith).
10.27	First Amendment to Cash Card Issuer Agreement with Discover Financial Services LLC dated November 22, 2005 (Filed herewith)
10.28	Second Amendment to Cash Card Issuer Agreement with Discover Financial Services LLC dated January 23, 2006 (Filed herewith)
14.1	NBO Systems, Inc. Code of Ethics dated April 4, 2004 (Filed herewith)
31.1	Section 302 Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Section 302 Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

Item 14.	Principal AccountANT Fees and Services

The information required by this Item is included in “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” section of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

NBO SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of NBO Systems, Inc.

We have audited the accompanying balance sheets of NBO Systems, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBO Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses, has a working capital deficit of $10,323,825 and an accumulated deficit of $40,148,750 as of December 31, 2005, and had negative cash flows from operating activities of $1,792,008 for the year ended December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah

March 24, 2006

NBO Systems, Inc.

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2005	2004

CURRENT ASSETS
Cash	$ 2,038,617	$ 152,910
Restricted cash	13,502,850	16,798,638
Accounts receivable, net of allowance for uncollectible accounts
of $6,000 at December 31, 2005 and at December 31, 2004	516,579	598,604
Inventory	10,923	294,471
Prepaid expenses	76,999	136,206
Employee advances	3,635	5,159
Total current assets	16,149,603	17,985,988
PROPERTY AND EQUIPMENT, NET	373,997	548,026
OTHER ASSETS
Deposits and reserves	290,312	333,478
Other assets	159,428	114,773
	449,740	448,251
	$ 16,973,340	$ 18,982,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Gift certificates and gift cards payable	$ 13,646,020	$ 16,884,501
Accounts payable	4,579,935	3,065,340
Accrued liabilities	1,558,080	1,236,342
Notes to stockholders	6,203,475	1,000,750
Notes to officer	485,918	345,918
Total current liabilities	26,473,428	22,532,851
LONG-TERM LIABILITIES
Notes to stockholders	-	4,100,000

Total liabilities	26,473,428	26,632,851
COMMITMENTS AND CONTINGENCIES (Notes B and M)
STOCKHOLDERS’ DEFICIT
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 78,838 and 71,670 shares issued and outstanding at December 31, 2005 and 2004, respectively; redemption value $2.20 pershare.	78,838	71,670
Common stock, par value $0.0005; authorized 50,000,000 shares; 18,192,026 and 17,058,670 shares issued and outstanding at December 31, 2005 and 2004, respectively.	9,096	8,529
Subscriptions receivable	-	(17,900)
Deferred debt financing costs	(495,977)	-
Additional paid-in capital	31,056,705	26,588,832
Accumulated deficit	(40,148,750)	(34,301,717)
Total stockholders’ deficit	(9,500,088)	(7,650,586)
	$ 16,973,340	$ 18,982,265

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Revenues	$ 10,473,598	$ 10,479,503
Other Income	781,354	1,527,965
Total revenues and other income	11,254,952	12,007,468

Operating expenses
Cost of revenues and other income	8,993,609	10,176,484
Selling, general and administrative expenses	5,231,450	4,968,044
Total operating expenses	14,225,059	15,144,528

Operating loss	(2,970,107)	(3,137,060)

Interest expense	(2,755,880)	(818,551)
Other expenses	(53,846)	(50,190)

Loss before income taxes	(5,779,833)	(4,005,801)
Income tax benefit	-	-
NET LOSS	$ (5,779,833)	$ (4,005,801)
Dividends on preferred stock	(67,200)	(122,156)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$ (5,847,033)	$ (4,127,957)

Net loss per common share -- basic and diluted	$ (0.34)	$ (0.25)
Weighted-average number of common
shares outstanding -- basic and diluted	17,315,000	16,555,000

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

Year ended December 31, 2005, and Year ended December 31, 2004

	Convertible redeemable preferred stock		Common stock
	Number of Shares	Amount	Number of Shares	Amount	Subscriptions receivable	Deferred financing costs	Additional paid-in capital	Accumulated deficit	Total
Balance at January 1, 2004	65,155	$65,155	16,317,661	$ 8,159	$ (17,900)	$ -	$ 24,194,647	$ (30,173,760)	$(5,923,699)
Preferred stock dividends	6,515	6,515	-	-	-	-	115,641	(122,156)	-
Common stock issued for
Rescission of warrant exercise	-	-	(4,023)	(2)	-	-	(16,090)	-	(16,092)
Repayment of note payable	-	-	17,782	7	-	-	48,890	-	48,897
Exchange of warrants	-	-	155,111	78	-	-	(78)	-	-
Payment of interest	-	-	889	1	-	-	3,557	-	3,558
Cash (net of issuance costs of $67,638)	-	-	571,250	286	-	-	2,217,362	-	2,217,648
Common stock warrants issued for payment of interest	-	-	-	-	-	-	24,903	-	24,903
Net loss	-	-	-	-	-	-	-	(4,005,801)	(4,005,801)
Balance at December 31, 2004	71,670	71,670	17,058,670	8,529	(17,900)	-	26,588,832	(34,301,717)	(7,650,586)
Preferred stock dividends	7,168	7,168	-	-	-	-	60,032	(67,200)	-
Common stock issued for
Services	-	-	25,014	13	-	-	85,484	-	85,497
Repayment of note payable	-	-	125,000	62	-	-	249,938	-	250,000
Cash (net of issuance costs of $31,784)	-	-	983,342	492	-	-	2,207,500	-	2,207,992
Common stock options and warrants issued for services
and compensation	-	-	-	-	-	-	50,451	-	50,451
Common stock warrants issued for payment of interest	-	-	-	-	-	-	257,112	-	257,112
Deferred financing costs	-	-	-	-	-	(1,117,095)	1,117,095	-	-
Amortization of deferred financing costs	-	-	-	-	-	621,118	-	-	621,118
Proceeds from debt allocated to warrants and beneficial
conversion feature	-	-	-	-	-	-	458,161	-	458,161
Write off of subscriptions receivable	-	-	-	-	17,900	-	(17,900)
Net loss	-	-	-	-	-	-	-	(5,779,833)	(5,779,833)
Balance at December 31, 2005	78,838	$78,838	18,192,026	$ 9,096	$ -	$ (495,977)	$ 31,056,705	$ (40,148,750)	$(9,500,088)

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Increase (decrease) in cash
Cash flows from operating activities
Net loss	$ (5,779,833)	$ (4,005,801)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	215,149	341,553
Loss on disposal of other assets and property and equipment	57,826	80,330
Common stock options and warrants issued for services
and compensation	50,451	-
Common stock warrants issued for interest	257,112	24,903
Common stock issued for services	85,497	-
Common stock issued as payment of interest	-	3,558
Amortization of debt discount and deferred financing costs	1,075,425	-
Bad debt expense	17,027	12,327
Changes in assets and liabilities
Accounts receivable	64,998	246,269
Employee advances	1,524	(2,081)
Inventory	283,548	21,352
Prepaid expenses and other assets	42,935	223,809
Accounts payable	1,514,595	891,703
Accrued liabilities	321,738	17,678
Total adjustments	3,987,825	1,861,401
Net cash used in operating activities	(1,792,008)	(2,144,400)
Cash flows (used in) provided by investing activities
Purchase of property and equipment	(91,979)	(58,120)
Proceeds from sale of property, equipment, and other assets	7,816	19,806
Net cash used in investing activities	(84,163)	(38,314)
Cash flows provided by (used in) financing activities
Increase (decrease) in advances on restricted cash	57,307	(3,611,569)
Proceeds from sale of common stock	2,207,992	2,201,556
Proceeds from notes to officer	240,000	-
Payments on notes to officer	(100,000)	(22,082)
Proceeds from notes to stockholders	1,925,000	3,731,392
Principal payments on notes to stockholders	(568,421)	(21,750)
Net cash provided by financing activities	3,761,878	2,277,547
Net increase in cash	1,885,707	94,833
Cash at beginning of year	152,910	58,077
Cash at end of year	$ 2,038,617	$ 152,910

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF CASH FLOWS – CONTINUED

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 1,165,746	$ 807,643
Cash paid during the period for income taxes	3,861	2,990

Noncash Investing and Financing Activities
Transfers of fixed assets to other assets	(1,396)	(30,815)
Transfers of other assets to fixed assets	2,200	41,677
Preferred stock dividends	67,200	122,156
Stock issued to repay notes payable to stockholders	250,000	48,897
Proceeds from debt allocated to warrants and beneficial conversion feature	458,161	-
Deferred financing costs from refinance of convertible debt	1,117,095	-
Write off of subscriptions receivable	17,900	-

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

1.	Organization and business activity

NBO Systems, Inc. (“NBO” or the “Company”) began operations in June 1994. From inception through March 31, 1999, NBO was considered a development stage company. Prior to that time, its activities had principally been related to market analysis, capital raising, research and development and other business planning activities. As such, the Company had no significant revenue from its planned principal operations. Prior to October 1998, the Company had generated limited revenue from the sale of kiosks and the licensing of software.

In October 1998, NBO entered into long-term exclusive agreements with certain mall property and retail owners in an effort to build a larger national presence in selling gift certificates. As a result of these contracts, the Company started significant gift certificate operations and was no longer considered a development stage company as of March 31, 1999. The Company has since entered into long-term exclusive agreements with certain mall property owners to provide stored-value gift card services. The Company also provides fulfillment services for third-party national retailer gift certificates and gift cards. The Company began providing services to the charitable fund raising sector through its Children’s Heroes division in December 2002; however, operations related to this division are still under development. The Company has not generated significant revenues from this business channel to date.

In January 2002, the Company merged into its wholly owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland.

During 2003, the Company changed its fiscal year from March 31 to December 31.

2.	Use of estimates

The preparation of the Company’s financial statements, in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, including those related to estimated breakage (see Note A - Item 11), that affect the reported assets and liabilities, and the disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported revenues and expenses for the periods of presentation. Actual results could differ from those estimates.

3.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

The Company maintains its cash and restricted cash in bank deposit accounts, which typically exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to significant credit risk on cash and restricted cash account balances.

We have a broad customer base from a variety of product offerings, including mall owner/operators, restaurant and retail chains, corporate incentive and reward sponsors, and fund-raising organizations. As of December 2005, we provided gift certificates and gift card programs to a total of 77 shopping malls in 28 states. One mall customer represented 43% of total transaction volume in 2005. Our fulfillment operations for one customer represented 15% of the total transaction volume in 2005. No other customers accounted for more than 10% of our total transaction volume in 2005.

4.	Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. See Note C for a discussion regarding accounting policies for restricted cash.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

5.	Other assets and prepaid expenses

Other assets consist of deposits and reserves, gift certificate and gift card stock, operating supplies, computer equipment components, and trademarks, and are recorded at cost, less accumulated amortization when applicable. Amortization of other assets and prepaid expenses is provided principally on the straight-line method over the estimated useful life of the related asset.

6.	Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the contractual amount, reduced by an allowance for doubtful accounts.

The allowance for doubtful accounts is established through a provision for losses charged to expense. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance for doubtful accounts is set at an amount management believes will be adequate to absorb possible losses on existing receivable balances deemed potentially uncollectible, based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the accounts receivable portfolio, overall portfolio quality, review of specific problem receivables, and current economic conditions that may affect the customer’s ability to pay.

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

7.	Inventory

Inventory consists of gift certificates and gift cards purchased from third party retailers. Gift certificates and gift cards are recorded at cost (specific identification method).

8.	Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Years
Furniture and fixtures	10
Kiosks	5
Support equipment	5
Office equipment	5
Software	5
Leasehold improvements	5

Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of property and equipment are reflected in operations.

9.	Net loss per common share

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock included in Notes H, K and L have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the years ended December 31, 2005 and 2004.

For the years ended December 31, 2005 and 2004, respectively, the Company had 8,796,030 and 7,915,849 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

10.	Revenue recognition

Sale of Third-Party Gift Cards and Gift Certificates

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

Income from Gift Certificate Breakage

During 2002, the Company began recognizing income on unredeemed/unredeemable gift certificates or gift cards in accordance with contractual agreements. Gift certificates or gift cards that are not redeemed by the holder due to destruction, loss, maintenance fees or service charges, expiration or the expiration of the legal statute of limitations, or other reasons are subject to claim by the Company as unredeemed/unredeemable property. Gift certificates or gift cards that are not redeemed are referred to as “breakage.”

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

Gift Card and Gift Certificate Fees

Revenue is recognized on gift cards in the period in which the Company receives the maintenance fee, service charge, or expiration fee applied to the consumer’s gift card. During 2005, in some cases, the Company began charging an up-front point of sale convenience fee on the sale of gift cards in retail establishments. The Company recognizes revenue from the point of sale convenience fees ratably over the life of the gift card or gift certificate. If the gift card or gift certificate is fully used, any remaining balance of deferred point of sale convenience fee is recognized as revenue at that time. Point of sale convenience fees were not material in 2005, however the Company expects such fees to become a more significant portion of total revenues and other income in future periods. Merchant fee revenue earned from retailers is recognized when gift certificates or gift cards are sold. With respect to gift certificate or gift card service contracts, reimbursable merchant fee revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Interest Income

Interest income is recognized when earned.

11.	Stock based compensation

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation”, expense is recognized in connection with the grant of stock options when issued to non-employees using the fair-value based method. The expense is equal to the fair value of the options, based on the Black-Scholes option-pricing model, at the grant dates and is expensed ratably over the vesting periods. In connection with notes payable, the Company repriced existing warrants and granted stock options and warrants to non-employees, resulting in interest expense of $876,230 and $24,903 during the years ended December 31, 2005 and 2004, respectively. The Company also granted stock options and warrants to non-employees as payment for services of $50,451 during the year ended December 31, 2005.

The Company accounts for its employee based compensation plans using the intrinsic value method, as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation costs related to its employee stock options when the current market price of the underlying stock exceeds the exercise price of each stock option on the measurement date (usually the date of grant). During the years ended December 31, 2005 and 2004, the Company did not grant any stock options to employees or members of the Company’s Board of Directors with exercise prices below the market price on the measurement date.

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value based method prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” If the Company used the fair value based method, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant as computed using the Black-Scholes option-pricing model. The deferred compensation calculated under the fair value based method would then be amortized over the vesting period of the stock option.

The following table illustrates the effect on net loss and net loss per common share as if the Company had elected to use the fair value based method to account for its employee stock-based compensation:

	Year ended December 31, 2005	Year ended December 31, 2004

Net loss attributable to common stockholders as reported:	$ (5,847,033)	$ (4,127,957)

Add: Stock based employee compensation included in reported net income, net of related tax effects	-	-
	(5,847,033)	(4,127,957)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(609,983)	(82,246)
Net loss attributable to common stockholders - pro forma:	$ (6,457,016)	$ (4,210,203)

Net loss per common share - as reported	$ (0.34)	$ (0.25)
Net loss per common share - pro forma	$ (0.37)	$ (0.26)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Expected dividend yield	-	-
Expected price volatility	32.85%	29.44%
Risk-free interest rate	4.37%	4.62%
Expected life of options in years	10	10

12.	New accounting pronouncements

EITF Issue No. 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF Issue No. 04-10”) was ratified in October 2004 and requires that operating segments that do not meet the quantitative thresholds as defined in SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information” (“SFAS 131”) can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, the segments have similar economic characteristics and the segments are similar in a majority of the aggregation criteria listed in SFAS 131. EITF Issue No. 04-10 was effective for fiscal years ending after September 15, 2005 and had no impact on the segment reporting for the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect the adoption of SFAS 151 will have on its results of operations and financial position but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and transition method to be used at the date of adoption. The transition method alternatives include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would require compensation expense to be recorded for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the method of adoption, the effect of adoption, and whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123; however the Company believes the adoption of SFAS 123R will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted in the third quarter of 2005. The adoption of SFAS 153 did not have a significant impact on the Company’s results of operations and financial position.

EITF Issue No. 03-13 “Applying the Condition in Paragraph 42 of FASB No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” (EITF Issue No. 03-13), ratified in November 2004, provides application guidance on paragraph 42 of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in determining whether to report discontinued operations. Specifically EITF Issue No. 03-13 addresses which cash flows are to be considered and what forms of involvement constitute significant continuing involvement in an asset, as well as specifying a period for reassessment. EITF Issue No. 03-13 was effective for fiscal periods beginning after December 15, 2004 and it did not have a significant impact on the Company’s results of operations, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting and reporting of accounting changes and error corrections. It establishes retrospective application as the required method of reporting a change in accounting principle and the reporting of an error in most instances. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (EITF Issue No. 04-13) was ratified in September 2005 and requires “buy/sell” contractual arrangements entered into after March 15, 2006, or modifications or renewals of existing arrangements after that date, to be reported on a net basis in the results of operations and accounted for as non-monetary transactions. The Company does not expect this to have a significant impact on the Company’s results of operations or financial position.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its results of operations and financial position but does not expect it to have a material impact.

Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company’s financial position and results of operations.

13.	Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2004, the Company expensed $19,313 and $2,701 respectively.

14.	Shipping and Handling Fees

Our shipping and handling costs are included in cost of revenues and other income. Shipping and handling costs consist of postage expense from the shipment of gift cards and gift certificates from fulfillment services and from the sale of third-party gift cards and gift certificates.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the year ended December 31, 2005, the Company had negative cash flows of $1,792,008 from operating activities. At December 31, 2005, the Company had a deficit in working capital of $10,323,825 and an accumulated deficit of $40,148,750. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability.

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

There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt or equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2006. Management believes that if the Company were not able to obtain additional financing for the development of its overall business, operations could be restructured in order for the Company to be profitable at the current level of sales. However, there can be no assurance that the Company will be able to achieve its plan or to continue operating without additional financing.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $2,036,000 at December 31, 2005. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unused gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable.

The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash to unrestricted cash, meaning our general operating accounts, upon issuance of the gift certificate or gift card. Estimated breakage used is not recorded as income at that time. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage becomes actual breakage and is recognized as income. At such time, the amount of the obligation associated with gift certificates and gift cards payable is reduced by a corresponding amount.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

	December 31,	December 31,
	2005	2004
Furniture and fixtures	$269,626	$276,010
Kiosks and counter top units	52,304	58,003
Support equipment	250,897	332,236
Office equipment	586,640	754,957
Software	205,404	287,970
Leasehold improvements	145,660	152,237
	1,510,531	1,861,413
Less accumulated depreciation and amortization	(1,136,534)	(1,313,387)
	$373,997	$548,026

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE E - DEPOSITS AND RESERVES

As of December 31, 2005 and 2004, deposits and reserves totaled $290,312 and $333,478, respectively, consisting of:

	December 31, 2005	December 31, 2004
Gift card reserves	$266,667	$260,074
Office space letter of credit	-	50,369
General Deposits	23,645	23,035
	$290,312	$333,478

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2005	December 31, 2004
Payroll and paid time off	$625,433	$628,745
Interest	593,420	395,480
Credit card merchant fees	197,464	192,707
Other	141,763	19,410
	$1,558,080	$1,236,342

NOTE G - NOTES TO OFFICER

The Company had notes payable of $390,000 and $250,000 at December 31, 2005 and 2004, respectively, to its chief executive officer and chairman of the Board of Directors. The notes are unsecured and bear interest at 10%. Additionally, the Company has various unsecured and non-interest bearing notes payable to its chief executive officer and chairman of the Board of Directors totaling $95,918 at December 31, 2005 and 2004. These notes payable are due on demand.

On October 26, 2005, the Company executed a short-term demand note with the President and Chief Executive Officer of the Company in the amount of $50,000 to fund additional operations. The note bears interest at an annualized rate of 10%. This note was retired in full on October 28, 2005, in the amount of $50,027. The Company recorded interest expense of $27.

NOTE H - NOTES TO STOCKHOLDERS

Notes due to Stockholders consist of the following:

	December 31,	December 31,
	2005	2004
Unsecured notes to stockholders, with interest at 20%, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996.	$147,329	$190,750

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

Unsecured note to stockholder, with interest at 22%, due January 15, 2005. Full principal amount was paid in January 2005.	-	100,000

Unsecured non-interest bearing note, due October 17, 2005. Holder to receive 50,000 warrants to purchase common stock of the Company, at $5.50 per share.	-	500,000

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE H - NOTES TO STOCKHOLDERS - CONTINUED

	December 31,	December 31,
	2005	2004
Unsecured note to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	100,000	-

Unsecured notes to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	100,000	-

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 33,333 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	100,000	-

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	200,000	-

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	200,000	-

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	500,000	500,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	500,000	500,000

22% unsecured notes to stockholders, due January 24, 2006. Holders received 15,000 warrants to purchase Common Stock at an exercise price of $5.50 per share. In addition, the Holders shall receive 5,000 warrants every 90 days in conjunction with interest payments.	-	500,000

22% unsecured note to stockholder, due March 10, 2006. Holder received 700,000 warrants to purchase common stock at an exercise price of $4.00 per share per quarter as additional interest expense. Convertible at $4.00 per share at option of Holder.	-	2,100,000

18% unsecured note to stockholder, due April 4, 2006. Interest payments of $4,500 due every 90 days. Convertible at $4.00 per share at option of Holder.	100,000	-

22% (effective annual interest rate of 23%) unsecured note to stockholder, due April 6, 2006. Holder received 28,121warrants to purchase common stock at an exercise price of $5.50 per share upon issuance of the note. In addition, the Holder shall receive 5,000 warrants every 90 days in conjunction with interest payments.	-	500,000

17% unsecured note to stockholder, due April 6, 2005. Holder to receive 1,545 warrants to purchase common stock at $5.50 per share at repayment of the note.	-	100,000

17% (effective annual interest rate of 26%) unsecured note to stockholder, due April 13, 2005. Holder to receive interest payment and 28,121 warrants to purchase common stock of the Company at $5.50 per share, issued at note inception.	-	100,000

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE H - NOTES TO STOCKHOLDERS - CONTINUED

	December 31,	December 31,
	2005	2004
20% unsecured note to stockholder, due May 31, 2006. Convertible at $2.00 per share at option of Holder.	500,000	-

22% unsecured note to stockholder, due August 16, 2006. Interest payments of $206,250 due every 90 days, and one interest payment of $142,363 on September 10, 2005. Holder receives 7,083 warrants to purchase Common Stock at an exercise price of $2.00 per share, every 90 days. Convertible at $2.00 per share at option of Holder.	3,750,000	-

Discount on notes payable	(3,854)	-

Subtotal	6,203,475	5,100,750

Less current portion of notes to stockholders	6,203,475	1,000,750

Long-term notes to stockholders	$ -	$4,100,000

On October 18, 2005, the Company retired a $500,000 promissory note to a stockholder by paying principal of $250,000 plus the associated interest expense, and converting the remaining outstanding balance of $250,000 to 125,000 shares of common stock of the Company, in addition to issuing warrants to purchase 50,000 shares of common stock of the Company with an exercise price of $5.50 per share.

During 2005, the Company refinanced a significant amount of its notes to stockholders. In connection with these refinances, the Company issued warrants to purchase 700,000 shares of common stock at an exercise price of $4.00 and issued warrants to purchase 110,000 shares of common stock at an exercise price of $2.00. In addition, the Company repriced 1,141,450 existing warrants held by the note holders as follows: 50,000 from an exercise price of $5.50 to $3.00; 63,121 from $5.50 to $2.00; 206,664 from $4.00 to $3.00; and 821,665 from $4.00 to $2.00. The issuance of the new warrants and the repricing of the existing warrants resulted in a financing cost of $1,117,095. This financing cost has been recorded as an offset to stockholders’ deficit and is being recognized over the lives of the notes payable. During 2005, the Company recognized $625,118 of the deferred financing costs as interest expense, leaving a remaining balance of $495,977 in deferred financing costs as of December 31, 2005.

NOTE J - INCOME TAXES

The actual provision for (benefit from) income taxes is different than the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows:

	Year ended December 31, 2005	Year ended December 31, 2004
Benefit at statutory rates	$ (1,951,000)	$ (1,362,000)
Increase in valuation allowance	1,966,000	1,480,000
Other	-	(18,000)
State income tax benefit	(287,000)	(132,000)
Permanent nondeductible items	272,000	32,000
Total	$ -	$ -

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE J - INCOME TAXES - CONTINUED

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of December 31, 2005 and December 31, 2004, are comprised of the estimated future tax benefit (provision) due to different financial reporting and income tax bases related to:

	December 31, 2005	December 31, 2004
Deferred tax assets
Net operating loss carry forward	$13,056,000	$10,910,000
Research and development credit carry forwards	132,000	132,000
Asset reserves and accrued liabilities	655,000	89,000
Depreciation	24,000	24,000
Total deferred tax assets	13,867,000	11,155,000
Valuation allowance	(13,867,000)	(11,155,000)
Net deferred tax asset	$-	$-

The Company has concluded it is more likely than not that it will not be able to recognize the benefit of its operating loss and research and development credit carry forwards. Therefore, a full valuation allowance has been provided. At December 31, 2005, the Company had net operating loss carry forwards of approximately $35,000,000 and research and development credit carry forwards of approximately $132,000. The net operating loss and the research and development credit carry forwards expire from 2010 to 2025.

NOTE K – STOCKHOLDERS’ DEFICIT

Subscriptions receivable

The Company has received promissory notes from three stockholders. These promissory notes bare interest at 10% and are collateralized by shares of common stock of the Company that are being purchased. Upon a public offering, these shares of common stock may be sold and the proceeds used to pay the notes to the Company. These subscriptions receivable are presented as reductions to stockholders’ deficit in the accompanying balance sheets. These subscriptions receivable were written off as of December 31, 2005.

Common stock

During the year ended December 31, 2005, the Company:

•	Issued 7,168 shares of preferred stock as dividends in the amount of $67,200.

•	Issued 20,826 shares of common stock in the amount of $68,744 according to the terms of an employment agreement for one of the Company’s officers.

•	Issued 4,188 shares of common stock in the amount of $16,752 according to the terms of a compensation agreement related to an equity offering of the Company’s common stock.

•

Issued 817,750 shares of common stock in connection with a private placement generating total proceeds of $1,743,000. The Company incurred offering costs of $31,784. Net proceeds to the Company were $1,711,216.

•	Issued 165,592 shares of common stock in connection with the exercise of warrants generating total proceeds of $496,776.

•	Issued 125,000 shares of common stock in connection with the conversion of $250,000 of notes payable

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE K – STOCKHOLDERS’ DEFICIT – CONTINUED

During the year ended December 31, 2004, the Company:

•	Issued 17,782 shares of common stock at $2.75 per share to retire a $48,897 outstanding note payable. The note holder is also a stockholder of the Company and an accredited investor.
•	Issued 889 shares of common stock for interest payable in the amount of $3,558. The note holder is also a stockholder of the Company and an accredited investor.
•	Issued 155,111 shares of common stock upon the exercise of 456,205 Class B warrants with an exercise price of $2.64 in a cashless exercise of those warrants.
•

Submitted amendments to the Articles of Incorporation of the Company to the State of Maryland to increase the total number of shares of common stock that the Company is authorized to issue to 50,000,000 with a $0.0005 par value per share. This increase is expressly authorized by Section 2-105(a)(12) of the Maryland General Corporation Law without action by the stockholders.

•	Retired 4,023 shares of common stock due to the rescission of a warrant exercise.
•

Issued 571,250 shares of common stock at $4.00 cash per share in connection with a private placement generating total proceeds of $2,285,000. The Company incurred issuance costs of $67,638 to facilitate the sale.

Preferred stock

Each outstanding share of preferred stock is convertible at any time into shares of common stock at a rate of 4.6875 shares of common stock for each share of preferred stock. The shares automatically convert into common stock upon the closing of an initial public offering of the Company’s common stock.

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

The Company declared 10% stock dividends on the Company’s preferred stock, which was paid to stockholders of record on August 31, 2005 and 2004. The dividends increased the accumulated deficit in the amount of $67,200 in 2005 and $122,156 in 2004.

NOTE L - STOCK OPTIONS AND WARRANTS

Common stock options

The Company has in place the 1997 Stock Option Plan (the “Plan”) and in April 2004, the Board of Directors voted to amend the Plan to increase the number of shares of common stock reserved for issuance to an aggregate of 10,000,000 shares. The stockholders approved the revised Plan at the annual stockholders meeting in May 2004. As of December 31, 2005, the Company has 5,709,285 common stock options outstanding with exercise prices ranging from $.32 to $5.50 per share.

The term of each stock option may not be more than 10 years (5 years in the case of stock options granted to holders of 10% or more of the voting power of the Company’s stock). The exercise price of the options shall not be less than the fair market value per share of common stock on the date of grant (110 percent of the fair market value in the case of stock options granted to holders of 10% or more of the voting power of the Company’s stock).

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

The options issued prior to 2004 vest periodically through September 2007, based upon employee hire date. Shares issued in October 2004, and those going forward unless specifically mandated otherwise by the Board of Directors, vest over a 5-year vesting schedule from the date of the option grant.

Common stock warrants

The Company has the following common stock warrants outstanding as of December 31, 2005:

Class A Warrants

Beginning in November 1995 and concluding in March 1996, the Company offered for sale 66 Units at a price of $25,000 per Unit, in a private placement for bridge financing. Each Unit consisted of a $25,000 promissory note, 5,208 shares of the Company’s common stock and Class A Warrants to purchase 5,208 shares of the Company’s common stock at $2.40 per share.

Each Class A Warrant entitles the registered holder thereof to purchase one share of the Company’s common stock at an exercise price of $2.40 per share during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company’s common stock. Unless extended by the Company at its discretion, all Class A Warrants will expire at the end of the 24th month after the completion of an initial public offering. The Class A Warrants are callable by the Company at any time the common shares have been trading at a price equal to or above $2.40 for a period of 30 consecutive trading days on an established exchange. Holders of these warrants have no rights, privileges or liabilities as a stockholder of the Company prior to exercise. The Company has 1,010,672 of Class A Warrants outstanding as of December 31, 2005.

Class B Warrants

The Class B warrants were issued in connection with a private placement started in December 1997. Each Class B Warrant entitled the registered holder thereof to purchase one share of the Company’s common stock at an exercise price of $4.00 per share. The warrants expired in March 2003. The Class B Warrants were callable by the Company at any time the common shares had been trading at a price equal to or above $4.00 for a period of 30 consecutive trading days on an established exchange ending within 15 days of the date of redemption. Holders of these warrants had no rights, privileges or liabilities as a stockholder of the Company prior to exercise. Of the total 734,075 Class B Warrants, 31,001 were exercised prior to their expiration in March 2003. The remaining 703,074 Class B Warrants expired without being exercised.

In January 2003, as a result of an incentive offering to exercise the Class B Warrants prior to the March 2003 expiration date, 1,197 Class B Incentive Warrants were issued at an exercise price of $5.50 per warrant with an expiration date of January 17, 2008. No issuance costs were incurred. The incentive offering was made to accredited investors only.

Other warrants

The Company has issued warrants to purchase common stock of the Company for various reasons, most commonly in conjunction with notes payable. As of December 31, 2005, the Company has 3,086,745 warrants outstanding with exercise prices ranging from $2.00 to $5.50 per common share. 389,289 warrants are currently exercisable.

During the year ended December 31, 2005, in connection with the issuance of convertible notes payable, the Company issued 324,996 warrants with exercise prices between $2.00 and $4.00 and a combined fair value of $215,161. The issuance of the convertible notes and warrants resulted in a beneficial conversion feature of $243,000. The combined fair value of the warrants and beneficial conversion features of $458,161 was recorded as a debt discount and is being amortized over the term of the notes. During 2005, $454,307 of the debt discount was recorded as interest expense, resulting in a remaining debt discount of $3,854 at December 31, 2005.

During the year ended December 31, 2005 the Company refinanced certain notes to stockholders. As part of the refinance, warrants to purchase 810,000 shares of common stock with exercise prices from $2.00 to $4.00 per share were issued. In addition, 1,141,450 warrants already held by the note holders were repriced to exercise prices from $2.00 to $3.00 per share. The fair value of the new

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE L - STOCK OPTIONS AND WARRANTS - CONTINUED

warrants plus the incremental fair value of the repriced warrants totaled $1,117,095, which was recorded as deferred debt financing costs and is being amortized over the term of the notes. During 2005, $621,118 of the deferred debt financing costs was recorded as interest expense, resulting in remaining deferred debt financing costs of $495,977 at December 31, 2005.

During the year ended December 31, 2005, 215,887 warrants with exercise prices between $2.00 and $5.50 and a combined fair value of $257,112 were issued as payment of interest in connection with note agreements. These note agreements call for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense as the warrants are issued.

During the year ended December 31, 2005, 215,000 warrants with exercise prices of $2.00 and $4.00 and a combined fair value of $50,451 were issued in connection with services provided. The fair value of the warrants issued was recognized as general and administrative expense at the time services were provided.

Changes in the Company’s common stock options and warrants are as follows:

	Warrants			Stock options
	Number of shares	Exercise price	Weighted avg. exercise price	Number of shares	Exercise price	Weighted avg. exercise price

Outstanding at January 1, 2004	2,336,962	2.40-5.50	2.98	4,314,160	0.32-5.50	1.20
Granted	118,742	5.50	5.50	1,700,625	4.00-4.40	4.06
Exercised	(456,205)	2.64	2.64	-	-	-
Canceled or expired	(289,388)	2.64	2.64	(145,000)	2.40-5.50	3.98
Outstanding at December 31, 2004	1,710,111	2.40-5.50	3.29	5,869,785	0.32-5.50	1.96
Granted	1,565,883	2.00-5.50	2.66	135,000	2.00-4.00	3.70
Exercised	(165,592)	3.00	3.00	-	-	-
Canceled or expired	(23,657)	4.40	4.40	(295,500)	2.40-5.50	4.01
Outstanding at December 31, 2005	3,086,745	2.00-5.50	2.77	5,709,285	0.32-5.50	1.89

Exercisable at December 31, 2005	389,289	2.00-5.50	3.81	4,461,185	0.32-5.50	1.29

Exercisable at December 31, 2004	578,538	2.40-5.50	3.41	4,142,160	0.32-5.50	1.08

A summary of the common stock options outstanding as of December 31, 2005, is presented below:

Outstanding			Exercisable
Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life (years)	Weighted average exercise price	Number of options outstanding	Weighted average exercise price
$ .32-0.35	767,597	1.57	$ 0.33	767,597	$ 0.33
.80-0.88	2,921,875	1.56	0.88	2,921,875	0.88
2.00-2.80	245,000	2.53	2.43	225,000	2.62
4.00-4.40	1,694,813	8.40	4.10	486,713	4.17
$ 5.50	80,000	6.43	5.50	60,000	5.50
	5,709,285	3.71	$ 1.89	4,461,185	$ 1.29

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE L - STOCK OPTIONS AND WARRANTS – CONTINUED

A summary of the common stock warrants outstanding as of December 31, 2005 is presented below:

	Outstanding		Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted- average remaining contractual life (years)	Weighted average exercise price	Number of warrants outstanding	Weighted average exercise price
$ 2.00	1,049,369	*	$ 2.00	-	$ 2.00
2.40	1,010,663	*	2.40	-	2.40
3.00	442,256	0.19	3.00	165,592	3.00
4.00	195,833	*	4.00	-	4.00
4.40	224,659	0.57	4.40	222,500	4.40
5.50	163,956	0.01	5.50	1,197	5.50
	3,086,736		$ 2.76	389,289	$ 3.81

*

The weighted average remaining contractual life in years cannot be calculated at this time. The associated terms provide for the warrants to be exercised no sooner than six months, but no later than twenty-four months after an initial public offering of the Company’s common stock, which date is currently undetermined.

NOTE M - COMMITMENTS AND CONTINGENCIES

1.	Litigation

a.	Ripperda, et al v. NBO, Inc., et al, Circuit Court Twentieth Judicial Circuit of Illinois, St. Clair County, Case No. 04L91

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

On October 11, 2005, together with codefendants, the Company entered into a Memorandum of Understanding with the plaintiff's attorney for the settlement of this litigation. Under the terms of the settlement, the Company denied any wrongdoing or liability whatsoever, and, the Company will make payments to cardholders who paid administrative fees and submit a satisfactory claim, not to exceed $50 per card.  Amounts not claimed by cardholders will be paid to charity.

On November 22, 2005 the Court preliminarily approved the settlement and conditionally certified a class for settlement purposes.

On February 21, 2006, the Court issued a final order and judgment approving the settlement.  The claims deadline was March 22, 2006 resulting in payable claims of $72,353. The claims payment deadline is April 21, 2006.  The unclaimed settlement amounts are to be paid to charity by May 22, 2006.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

2.	Operating Lease

The Company has an operating lease for the Company’s headquarters through July 2007 at a monthly base rent which includes all taxes on the property. The rental expense under all operating leases was $313,054 and $332,210, for the years ended December 31, 2005 and 2004, respectively.

Future minimum payments for all operating leases as of December 31, 2005 are as follows:

Year ending December 31,	Amount
2006	247,300
2007	152,950
2008	4,309
2009	1,782
2010	1,782
2011	148
$408,271

4.	Gift certificate contracts

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE N – SIGNIFICANT CUSTOMERS

The Company is unable to compute exact revenues from customers since gift cards and gift certificates are generally sold to individuals; however, one mall customer, Glimcher Properties, accounted for approximately 43% of the combined total gift card and gift certificate transaction volume in 2005. The Company’s fulfillment operations for Darden products represented 15% of the total transaction volume in 2005. No other customers accounted for more than 10% of the Company’s total transaction volume in 2005 or 2004.

NOTE O – SUBSEQUENT EVENTS

In January 2006, the Company restructured several promissory notes to stockholders totaling $1,700,000 by reducing the effective annual interest rate and extending the maturities. The Company issued 15,000 warrants to purchase common stock of the Company at an exercise price of $2.00 in conjunction with the restructuring of these notes.

In March 2006, the Company entered into a promissory note with an existing stockholder for $1 million to be used for general operating purposes. In connection with this promissory note, the Company issued 30,000 warrants to purchase common stock of the Company at an exercise price of $2.50.

In March 2006, the Company entered into a promissory note with an existing stockholder for $100,000 to be used for general operating purposes. In connection with this promissory note, the Company issued 7,500 warrants to purchase common stock of the Company at an exercise price of $3.00.

In March 2006, the Company entered into a promissory note with an existing stockholder for $250,000 to be used for general operating purposes. In connection with this promissory note, the Company issued 10,000 warrants to purchase common stock of the Company at an exercise price of $2.00.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, Inc.

By: /s/ Keith A. Guevara

Keith A. Guevara

Chairman/President/CEO

Dated: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Keith A. Guevara	President, Chief Executive Officer	March 31, 2006
Keith A. Guevara	and Chairman of the Board of Directors
*Principal Executive Officer

/s/ D. Kent Jasperson	Chief Accounting Officer, Secretary	March 31, 2006
D. Kent Jasperson	and Treasurer
* Principal Accounting Officer

/s/ Christopher Foley	Chief Financial Officer and Director	March 31, 2006
Christopher Foley

/s/ Andrew Boyd-Jones	Director	March 31, 2006
Andrew Boyd-Jones