Form 10QSB
period 2006-03-31
NBO SYSTEMS  INC
filed 2006-05-15
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

Yes	X	No _______

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of May 15, 2006, the number of shares outstanding of the registrant’s only class of common stock was 18,192,215.

Transitional Small Business Disclosure Format (check one):	Yes _____ No	X

NBO SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2006, and December 31, 2005	3

Condensed Statements of Operations for the Three Months ended March 31, 2006, and 2005	4

Condensed Statements of Cash Flows for the Three Months ended March 31, 2006, and 2005	5

Notes to Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 2	Unregistered Sales of Equity Securities	29

Item 6	Exhibits	29

Signatures	31

Certifications	32

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

ASSETS

(UNAUDITED)

	March 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash	$ 78,233	$ 2,038,617
Restricted cash	6,405,141	13,502,850
Accounts receivable, net of allowance for uncollectible accounts
of $6,000 at March 31, 2006, and December 31, 2005	217,691	516,579
Inventory	16,293	10,923
Prepaid expenses	47,578	76,999
Employee advances	579	3,635
Total current assets	6,765,515	16,149,603
PROPERTY AND EQUIPMENT, NET	356,605	373,997
OTHER ASSETS
Deposits and reserves	276,587	290,312
Other assets	160,198	159,428
	436,785	449,740
	$ 7,558,905	$ 16,973,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	$ 6,890,779	$ 13,646,020
Accounts payable	1,891,831	4,579,935
Accrued liabilities	1,328,214	1,558,080
Notes to stockholders	7,541,746	6,203,475
Notes to officer	485,918	485,918
Total current liabilities	18,138,488	26,473,428

Total liabilities	18,138,488	26,473,428

COMMITMENTS AND CONTINGENCIES (NOTE I)

STOCKHOLDERS’ DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 78,838 shares issued and outstanding at March 31, 2006 and December 31, 2005; redemption value $2.20 per share	78,838	78,838
Common stock, par value $0.0005; authorized 50,000,000 shares; 18,192,215 and 18,192,026 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	9,096	9,096
Deferred financing costs	(341,958)	(495,977)
Additional paid-in capital	31,304,018	31,056,705
Accumulated deficit	(41,629,577)	(40,148,750)
Total stockholders’ deficit	(10,579,583)	(9,500,088)
	$ 7,558,905	$ 16,973,340

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31
	2006	2005

Revenues	$ 1,771,982	$ 1,971,667
Other income (expense)	(3,515)	98,240
Total revenues and other income	1,768,467	2,069,907
Operating expenses
Cost of revenues and other income	1,403,019	1,843,688
Selling, general and administrative expenses	1,235,570	1,539,217
Total operating expenses	2,638,589	3,382,905
Operating loss	(870,122)	(1,312,998)
Non-operating expenses
Interest expense	(606,674)	(548,884)
Other expense	(968)	(13,231)
Loss before income taxes	(1,477,764)	(1,875,113)
Income taxes	(3,063)	(3,003)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,480,827)	$(1,878,116)

Net loss per common share – basic and diluted	$ (0.08)	$ (0.11)

Weighted-average number of common shares outstanding – basic and diluted	18,192,000	17,070,000

The accompanying notes are an integral part of the financial statements.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2006	2005
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$ (1,480,827)	$ (1,878,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,765	62,383
Loss on disposal of other assets and property and equipment	3,928	14,286
Common stock options and warrants issued for services and compensation	154,814	-
Common stock warrants issued for payment of interest	3,830	25,568
Common stock issued for services	378	50,096
Amortization of debt discount and deferred financing costs	230,710	247,790
Bad debt expense	4,044	6,395
Changes in assets and liabilities:
Accounts receivable	294,844	341,812
Employee advances	3,056	(5,174)
Inventory	(5,370)	197,702
Prepaid expenses and other assets	40,154	76,457
Accounts payable	(2,688,104)	(1,669,150)
Accrued liabilities	(229,866)	(290,142)
Total adjustments	(2,153,817)	(941,977)
Net cash used in operating activities	(3,634,644)	(2,820,093)
Cash flows used in investing activities:
Purchase of property and equipment	(18,208)	(15,570)
Proceeds from sale of property, equipment, and other assets	-	641
Net cash used in investing activities	(18,208)	(14,929)
Cash flows provided by financing activities:
Decrease in advances on restricted cash	342,468	1,934,851
Proceeds from sale of common stock	-	215,000
Proceeds from notes to stockholders	1,350,000	700,000
Principal payments on notes to stockholders	-	(129,517)
Net cash provided by financing activities	1,692,468	2,720,334
Net decrease in cash	(1,960,384)	(114,688)
Cash at beginning of period	2,038,617	152,910
Cash at end of period	$ 78,233	$ 38,222
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 307,652	$ 289,905
Cash paid during the period for income taxes	3,063	3,003
Non-cash investing and financing activities
Transfers of fixed assets to other assets	$ (3,809)	$ (1,395)
Transfers of other assets to fixed assets	1,974	-
Proceeds from debt allocated to debt discount	17,000	315,161
Deferred financing costs from refinance of convertible debt	71,421	610,492

 The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. (“NBO” or “the Company”) were prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2005, included in our Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005, and its cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the period ended March 31, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the three months ended March 31, 2006, the Company had negative cash flows of $3,634,644 from operating activities. At March 31, 2006, the Company had a deficit in working capital of $11,372,973 and an accumulated deficit of $41,629,577. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability.

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

NOTE C – RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $202,000 at March 31, 2006. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unused gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash to unrestricted cash, meaning our general operating accounts, upon issuance of the gift certificate or gift card. Estimated breakage used is not recorded as income at that time. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage becomes actual breakage and is recognized as income. At such time, the amount of the obligation associated with gift certificates and gift cards payable is reduced by a corresponding amount.

NBO SYSTEMS, INC.

NOTE D – INVENTORY

Inventory consists of gift certificates and gift cards purchased from third party retailers. Gift certificates and gift cards are recorded at cost (specific identification method).

NOTE E – EQUITY

During the three month period ended March 31, 2006, the Company:

•	Issued 189 shares of common stock in the amount of $378 according to the terms of an employment agreement for one of the Company’s former officers.
•

In accordance with SFAS No. 123(R), recognized $154,814 in compensation expense determined under the fair value based method for all awards, net of related tax effects. The fair value of the stock options issued was recognized as general and administrative expense.

•

In connection with the issuance of convertible notes payable, issued an aggregate of 50,000 warrants to purchase common stock with exercise prices between $2.00 and $3.00. The issuance of the convertible notes and warrants resulted in a debt discount of $17,000.

•

Refinanced certain notes to stockholders. As part of the refinance, warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share were issued. In addition, 70,000 warrants already held by a note holder were repriced to an exercise price of $2.50 per share. The fair value of the new warrants plus the incremental fair value of the repriced warrants totaled $54,421. The combined fair value of the warrants and beneficial conversion features of $71,421 were recorded as deferred financing costs and are being amortized over the term of the notes.

•

Amortized $225,440 of deferred financing costs. The January 1, 2006 deferred financing cost beginning balance was $495,977. The beginning balance combined with additional deferred financing costs during the quarter and the amortization of the deferred financing costs during the quarter resulted in a deferred financing cost balance of $341,958 at March 31, 2006.

•

Allocated $17,000 of the proceeds from notes to stockholders to a debt discount based on the fair value of the warrants and the beneficial conversion feature on the convertible notes. Amortization of the debt discount totaled $5,271 during the quarter resulting in a debt discount balance of $15,583 at March 31, 2006.

•

Issued 7,083 warrants to purchase common stock with an exercise price of $2.00 and a combined fair value of $3,830 as payment of interest in connection with a note agreement. The note agreement calls for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense as the warrants are issued.

NOTE F - NOTES TO STOCKHOLDERS

	March 31,	December 31,
	2006	2005
Unsecured notes to stockholders, with interest at 20%, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996.	$147,329	$147,329

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

18% unsecured note to stockholder, due April 4, 2006. Interest payments of $4,500 due every 90 days. Convertible at $4.00 per share at option of Holder.	100,000	100,000

Unsecured note to stockholder, with interest at 10%, due April 30, 2006. At time of execution of note, 10,000 warrants at an exercise price of $2.00 were issued. Interest payment of $2,083 payable on due date of note.	250,000	-

20% unsecured note to stockholder, due May 31, 2006. Convertible at $2.00 per share at option of Holder.	500,000	500,000

Unsecured note to stockholder, with interest at 22%, due June 2, 2006. At time of execution of note, 30,000 warrants at an exercise price of $2.50 were issued. Interest payment of $55,000 payable on due date of note.	1,000,000	-

Unsecured note to stockholder, with interest at 22%, due July 3, 2006. Interest payments of $5,500 and the issuance of 1,000 warrants at an exercise price of $2.00 every 3 months.	100,000	-

Unsecured note to stockholder, with interest at 20%, due July 23, 2006. At time of execution of note, 10,000 warrants at an exercise price of $3.00 were issued. Interest payment of $7,333 payable on due date of note.	100,000	-

NBO SYSTEMS, INC.

NOTE F - NOTES TO STOCKHOLDERS – CONTINUED

	March 31,	December 31,
	2006	2005
22% unsecured note to stockholder, due August 16, 2006. Interest payments of $206,250 due every 90 days, and one interest payment of $142,363 on September 10, 2005. Holder receives 7,083 warrants to purchase Common Stock at an exercise price of $2.00 per share, every 90 days. Convertible at $2.00 per share at option of Holder.	3,750,000	3,750,000

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 15, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months.	800,000	-

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 15, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months.	800,000	-

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 33,333 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	100,000

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	200,000

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	200,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	-	100,000

Unsecured notes to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	-	100,000

Discount on notes payable	(15,583)	(3,854)
Subtotal	7,541,746	6,203,475
Less current portion of notes to stockholders	(7,541,746)	(6,203,475)
Long-term notes to stockholders	$-	$-

NOTE G – STOCK BASED COMPENSATION

Prior to January 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION - CONTINUED

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006, includes amounts of compensation cost of all stock-based payments that vested during the period (based on grant-date fair value estimated in accordance with original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures). In accordance with the modified prospective method, results for the prior periods have not been restated.

The following table summarizes the effect during the three months ended March 31, 2006 of adopting SFAS No. 123(R) as of January 1, 2006:

Three Months Ended March 31, 2006
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ 154,814

Increase in net loss	$ 154,814

Impact on net loss per common share -- basic and diluted	$ 0.01

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006.

Three Months Ended March 31, 2005
Net loss - as reported	$ (1,878,116)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (178,757)

Net loss - pro forma	$ (2,056,873)

Loss per share - as reported	$ (0.11)

Loss per share - pro forma	$ (0.12)

NBO SYSTEMS, INC.

 NOTE G – STOCK BASED COMPENSATION - CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	-	-
Expected price volatility	34.42%	26.35%
Risk-free interest rate	4.63%	4.29%
Expected life of options	10	10

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005, is $1.01 and $1.89, respectively.

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

For the periods ended March 31, 2006, and 2005, respectively, the Company had 8,897,113 and 8,634,775 potentially dilutive shares of common stock from the exercise of stock options and warrants, 369,550 and 335,953 potentially dilutive shares of common stock from the conversion of preferred stock and 3,815,075 and 710,182 potentially dilutive shares of common stock from the conversion of debt, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. The shares of common stock issuable upon exercise of stock options and warrants and upon conversion of debt and preferred stock to common stock could be dilutive in the future.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

On February 21, 2006, the Court issued a final order and judgment approving the settlement.  The Company paid $72,353 on April 21, 2006, as its share of the settlement. The Company expects a final disposition of the matter within the month of May.

NBO SYSTEMS, INC.

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

NOTE J – SIGNIFICANT CUSTOMER

During the three months ended March 31, 2006 and 2005, the Company had sales to customers that represented more than 10% of the Company’s total revenue and other income, as follows:

	Three months ended March 31,
	2006	2005
Darden Restaurants	51%	38%
Glimcher Properties, LLC	27%	8%

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

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of March 31, 2006, we have incurred cumulative losses of approximately $41.6 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 17 and 30 percent. The aggregate amount of such loans was approximately $7.5 million as of March 31, 2006. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

This item discusses our results of operations for the three month period ended March 31, 2006, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in our financial position at March 31, 2006, as compared to December 31, 2005, our fiscal year end. This discussion should be read in conjunction with our unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in our Form 10-KSB for the period ended December 31, 2005.

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. We regularly add new ValueLink clients to our dedicated closed network card order fulfillment program, with the total number of ValueLink clients exceeding 40.

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

Sales and Marketing

Our approach to sales and marketing varies by product and target market. We maintain an internal sales team supported by senior management, and also use third parties as distribution channels and extensions of our own sales force. We market our gift card programs and services to shopping malls and other retail merchants. Our gift cards are sold at mall customer service desks through mall-staffed dedicated terminals, through Internet websites that we operate and maintain, and through telephone orders to our in-house call center. Our marketing programs may be tailored specifically to one shopping mall, to a number of shopping malls owned by one owner/operator, to one retailer, or to multiple retailers. We market our multi-merchant card to high-volume outlets such as grocery stores and drug stores, and we hope to grow our business substantially from a small base with these retailers. We market our incentive cards to businesses that use them for employee incentive rewards programs and for customer loyalty rewards programs. We market our fund-raising cards to primary and secondary schools, colleges and universities and to their affiliated support organizations, as well as single purpose non-profit fundraising organizations, and we hope to grow our business substantially in this channel from a small base with these organizations. Finally, we market our Internet and call-center gift cardfulfillment services to businesses that use proprietary closed system gift cards. We maintain several websites such as nbo.com, thegiftcardcompany.com, thegiftcertificatecompany.com, and childrensheroes.com to accommodate sales in each of the above-mentioned channels. Additionally, purchasers or recipients of a gift card can access our balance inquiry websites, www.giftcardbalance.com and www.myprepaidcard.info, to check the outstanding balance of funds available on their cards.

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

NBO SYSTEMS, INC.

Prior to January 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006, includes amounts of compensation cost of all stock-based payments that vested during the period (based on grant-date fair value estimated in accordance with original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures). In accordance with the modified prospective method, results for the prior periods have not been restated. Reference Footnote G.

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

We also record revenue from the sale of third-party closed-end gift cards and gift certificates. We purchase these gift cards and gift certificates at a discount as inventory and in turn resell them to customers through our call center and internet fulfillment website. We record revenue equal to the sales price of the gift cards and gift certificates sold plus shipping and handling charges.

We also provide gift card fulfillment services to clients of ValueLink through our call center and internet fulfillment website. We record revenue equal to the fulfillment fee paid to us by ValueLink and the shipping and handling charges.

Revenue Recognition/Cost of Goods

Gift Card Fees

We recognize several different types of fees related to our gift card programs. The timing of the revenue recognition varies depending on the type of fee being charged.

Point of Sale Fees

During 2005, in some cases, we began charging an up-front point of sale convenience fee on the sale of gift cards in retail establishments. This fee is charged to the customer at the time they purchase the gift card. We recognize revenue from the point of sale convenience fee ratably over the life of the gift card or gift certificate. If the gift card or gift certificate is fully used, any remaining balance of deferred point of sale convenience fee is recognized as revenue at that time.

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

	Three Months Ended March 31,		Dollar	Percentage
	2006	2005	Change	Change
Mall gift certificates	$ 282,000	$ 667,000	$ (385,000)	-57.7%
Mall gift cards	3,320,000	2,757,000	563,000	20.4%
NBO fulfillment (excluding ValueLink and Scrip)	944,000	869,000	75,000	8.6%
ValueLink	401,000	309,000	92,000	29.8%
Scrip	-	418,000	(418,000)	-100.0%
Fundraising card	128,000	15,000	113,000	753.3%
	$ 5,075,000	$ 5,035,000	$ 40,000	0.8%

Starting in 2004, through 2005, and continuing into 2006, we experienced a major shift from mall gift certificate sales (-57.7%) to mall gift card sales (+20.4%). This was primarily a result of The Rouse Company and JP Realty being purchased by General Growth Properties. We replaced a significant potion of the lost Rouse and JP Realty gift certificate sales with gift card sales by Glimcher Properties, now our largest mall client, as well as other new independent mall owner/operators. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards.

With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue.

We also experienced an 8.6% increase in the number of third party gift certificates and gift cards fulfilled. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden, Bahama Breeze and Seasons 52). Our contract with Darden is due for renewal in August 2006.

ValueLink transaction volume increased 29.8%. We expect full year 2006 ValueLink transaction volume to substantially exceed 2005 volumes.

The Scrip transaction volume decrease is a result of our decision to exit the traditional scrip business in favor of selling our Fundraising Card marketed as the Community Scrip Card and the Children’s Heroes Card. We transitioned all of our participating schools to other traditional scrip providers, sold our traditional scrip inventory and phased out traditional scrip operations as of June 30, 2005. Fundraising Card sales are being sold though one traditional scrip provider and through our own direct marketing efforts. We have not expended significant resources in 2006 but expect substantial increases in marketing and advertising, which we expect to result in increases in transaction volume of cards sold in 2006.

Overall transaction volume increased 0.8%. We anticipate increases in our overall transaction volume in 2006 compared to 2005 arising from our fundraising card, loyalty and incentive cards, and retail incentive cards.

Revenues and Other Income

Revenues and other income from the various channels are recorded as follows:
	Three Months Ended March 30,		Dollar	Percentage
	2006	2005	Change	Change
Sale of third party gift certificates/cards	$ 930,000	$1,271,000	$ (341,000)	-26.8%
Fees earned from customers	491,000	333,000	158,000	47.4%
Merchant fees earned from retailers	179,000	169,000	10,000	5.9%
Miscellaneous Income	106,000	160,000	(54,000)	-33.8%
Interest on restricted cash	66,000	39,000	27,000	69.2%
Gift certificate breakage	(4,000)	98,000	(102,000)	-103.9%
Total revenues and other income	$ 1,768,000	$2,070,000	$ (302,000)	-14.6%

Our Company is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother’s Day and Father’s day, but the first three calendar months of the year typically represent only 10% of our transaction volume and revenues and other income. We anticipate approximately 90% of our full year revenues and other income will be represented by the nine-month period ended December 31, 2006.

NBO SYSTEMS, INC.

As noted in the transaction volume table above, we achieved a 20.4% increase in the volume represented by the sale of mall gift cards. We earned the majority of our revenue from the monthly maintenance fees and expiration fees from unused gift cards sold in prior periods. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these point-of-sale fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward and as we sell more gift cards than gift certificates.

Revenues and other income decreased approximately 14.6%. Other income is comprised solely of gift certificate breakage. Gift certificate breakage was negative in the first three months of 2006 due to redemptions of expired mall certificates at mall retailers, which is out of our control. Excluding other income, year over year revenues were down approximately 10.1%. The main reason for the reduction in the sale of third party gift certificates/cards is from our exiting the traditional scrip business. We will continue to exhibit period over period decreases in this line item through June 30, 2006. The fees we earned from customers in the form of maintenance fees and expiration fees on gift cards increased 47.4% as we transition to more gift card sales from gift certificate sales as mentioned above. We expect this upward trend to continue as our mall gift card business grows. Gift certificate breakage income will decrease in future periods coincident to our lost gift certificate transaction volume in 2004, 2005 and 2006. As interest rates rise, we benefit from higher interest rates on our deposit accounts.

Cost of Revenues and Other Income

Cost of revenues for the various revenue channels are as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2006	2005	Change	Change
Third party gift certificates/cards	$ 862,000	$ 1,182,000	$ (320,000)	-27.1%
Merchant fees and charges	409,000	322,000	87,000	27.0%
Commissions paid to mall owner/operators	23,000	209,000	(186,000)	-89.0%
Other	109,000	131,000	(22,000)	-16.8%
Total cost of revenues and other income	$ 1,403,000	$ 1,844,000	$ (441,000)	-23.9%

Cost of revenues and other income decreased 23.9% compared to a 14.5% decrease in revenues and other income. Cost of revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates and gift cards to our fulfillment and scrip customers. Our inventory of outside vendors’ cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers. As noted above, we experienced decreases in sales, and consequently cost of revenues, associated with third party cards and certificates primarily due to our exit from the traditional scrip business. Merchant fees and charges increased as a result of more consumers purchasing mall gift certificates and gift cards with credit and debit cards versus cash or checks. The mall developer reimburses NBO for the majority of these costs.

We pay a commission on mall gift cards sold (based on transaction volume and the number of cards sold) to mall owner/operators as an incentive to use our card programs. We accumulate these commissions and pay the commissions to the malls approximately one year following the completion of the card transaction year. However, in 2005, we changed our economic models to rely less upon monthly maintenance fees on gift cards and more on point of sale fees. Concurrently, we reduced the commission payouts due on expiration of the gift cards. These factors, along with the significant reduction in gift certificate sales, resulted in an 89.0% decrease in commissions paid.

Other Costs is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the mall and multi-merchant CSC cards. As the number of gift cards issued increases annually, these hard costs increase proportionately. However, we have negotiated volume discounts based on bulk purchases of gift card stock, which resulted in the decrease in other costs of revenue of approximately 16.8%.

Gross Profit

Gross Profit for the related periods is as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2006	2005	Change	Change
Revenues and other income	$ 1,768,000	$ 2,070,000	$ (302,000)	-14.6%
Cost of Revenues and other income	(1,403,000)	(1,844,000)	441,000	-23.9%
Gross Profit	$ 365,000	$ 226,000	$ 139,000	61.5%
Gross Margin %	20.6%	10.9%

NBO SYSTEMS, INC.

Revenues and other income decreased 14.6% as detailed above. Cost of revenues and other income decreased 23.9% as detailed above. Collectively, gross profit increased 61.5% and our gross margins nearly doubled. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2006. Our shift in revenues away from traditional scrip, which carried a lower gross margin, combined with our transition from the sale of gift certificates to gift cards is reflected in the increase in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Dollar	Percentage
	2006	2005	Change	Change
Personnel	$ 814,000	$ 803,000	$ 11,000	1.4%
Rent and office expense	166,000	147,000	19,000	12.9%
Depreciation and amortization	34,000	62,000	(28,000)	-45.2%
Professional fees	170,000	463,000	(293,000)	-63.3%
Other selling, general and administrative expenses	52,000	64,000	(12,000)	-18.8%
	$ 1,236,000	$ 1,539,000	$(303,000)	-19.7%

Selling, general and administrative expenses decreased 19.7% due primarily to a decrease in legal fees incurred in 2005 related to defending the litigation referenced in Note I to the financial statements.

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

Interest Expense

	Three Months Ended March 31,		Dollar	Percentage
	2006	2005	Change	Change

Interest expense	$ 606,674	$ 548,884	$ 57,790	10.5%

Our interest expense increased 10.5%. Until such time that we achieve positive cash flow from operations, we will continue to raise working capital from debt and equity offerings. All of the working capital needed in excess of operating funds has been provided by loans from existing shareholders or additional equity investments that are discussed below. We sometimes must enter debt with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. Notes to stockholders as of March 31, 2006 bear interest at rates between 18 and 30 percent. In addition, the debt agreements have generally provided for the issuance of warrants to purchase our common stock and provisions to convert the debt to our common stock. In some cases, the conversion price has been less than the fair market value of our common stock, resulting in a beneficial conversion feature. In addition, the warrants issued in connection with debt financings and re-financings have been recorded as debt discounts or deferred financing costs. The debt discounts and deferred financing costs are recognized as interest expense over the life of the note. A significant portion of the interest expense recorded resulted from the issuance of warrants as payment of interest, the amortization of debt discounts and deferred financing costs, and the beneficial conversion features. The following table details the interest paid during the year.

	Three Months Ended March 31,
	2006	2005

Interest paid in cash plus change in accrued interest	$ 372,134	$ 266,321
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	234,540	282,563
Total interest expense	$ 606,674	$ 548,884

NBO SYSTEMS, INC.

Net Income (Loss) Attributable to Common Shareholders

Net Income (Loss) attributable to common shareholders for the related periods is as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2006	2005	Change	Change

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (1,481,000)	$ (1,878,000)	$ 397,000	21.1%

Our transaction volume for the three months ended March 31, 2006 increased 0.8% from the same period in 2005. Our revenues and other income decreased 14.6%. Cost of revenues and other income decreased 23.9%, gross profit increased 61.5% and our gross margin percentages increased to 20.6%. Additionally, we controlled our selling, general and administrative expenses, realizing a 19.6% year-over-year decrease as noted above. However, the positive events were overshadowed by the high cost of capital for operating purposes as evidenced by the increase in interest expense related to fund raising activities. In order to obtain operating profitability, we must reduce general and administrative expenses and increase the transaction volume of gift cards sold. We must take steps to minimize interest expenses, which rose 10.5%. We were able to reduce our operating losses to approximately ($873,000) from approximately ($1.3) million in 2005, even though we had a modest increase in our transaction volume as stated above. Non-operating expenses of approximately $608,000 was an 8.1% increase from the approximate $562,000 non-operating expenses of 2005. Net loss attributable to common stockholders of improved 21.1%. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is discussed below.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Three Months Ended March 31,		Dollar	Percentage
	2006	2005	Change	Change
Net loss	$ (1,481,000)	$ (1,878,000)	$ 397,000	21.1%
Deduct interest expense	607,000	549,000	58,000	10.6%
Deduct income taxes	3,000	3,000	-	0.0%
Deduct depreciation and amortization	34,000	62,000	(28,000)	-45.2%
EBITDA	$ (837,000)	$ (1,264,000)	$ 427,000	33.8%

EBITDA is a common metric used to normalize financial results to make comparisons of companies easier and is sometimes referred to as an operating margin. It is a measure of controllable costs by a company and is considered by some, a more stable measure of a company’s operations than net income, mainly because it removes non-cash expenses from the financial results. EBITDA is commonly used by investment bankers to evaluate the financial strength of a company and to establish a valuation for the company based on comparable companies in similar industries. However, EBITDA is a non-GAAP measurement and should not be used a replacement for GAAP measurements such as net loss or cash flows from operating activities. Our EBITDA results improved 33.8%, an indicator of operational improvement.

NBO SYSTEMS, INC.

Liquidity and Capital Resources

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through March 31, 2006 was approximately $41.6 million. During the three months ended March 31, 2006, we utilized approximately $3.6 million in cash from operating activities. At March 31, 2006 we had a deficit in working capital of approximately $11.4 million. Our ability to meet our obligations as they come due is dependent upon obtaining additional financing, as may be required and ultimately attaining sustained profitability. Our net losses decreased by 21.1% or approximately $397,000 to $1.5 million from $1.9 million for the three months ended March 31, 2006, when compared to the three months ended March 31, 2006.

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

Liquidity and Financing Arrangements

During the three month period ended March 31, 2006, the Company:

•	Issued 189 shares of common stock in the amount of $377 according to the terms of an employment agreement for one of the Company’s former officers.
•	In connection with the issuance of convertible notes payable, issued an aggregate of 50,000 warrants to purchase common stock with exercise prices between $2.00 and $3.00.
•

Refinanced certain notes to stockholders. As part of the refinance, warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share were issued. In addition, 70,000 warrants to purchase commons stock already held by a note holder were repriced to an exercise price of $2.50 per share.

•

Amortized $225,440 of deferred financing costs. The January 1, 2006 deferred financing cost beginning balance was $495,977. The beginning balance combined with additional deferred financing costs during the quarter and the amortization of the deferred financing costs during the quarter resulted in a deferred financing cost balance of $341,958 at March 31, 2006.

•

Allocated $17,000 of the proceeds from notes to stockholders to a debt discount based on the fair value of the warrants and the beneficial conversion feature on the convertible notes. Amortization of the debt discount totaled $5,271 during the quarter resulting in a debt discount balance of $15,583 at March 31, 2006.

•	Issued 7,083 warrants to purchase common stock with an exercise price of $2.00 as payment of interest in connection with a note agreement.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

ITEM 3. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of March 31, 2006, (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls.

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting [as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act] that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities

During the three month period ended March 31, 2006, the Company:

•	Issued 189 shares of common stock in the amount of $377 according to the terms of an employment agreement for one of the Company’s former officers.
•	In connection with the issuance of convertible notes payable to existing shareholders, issued an aggregate of 50,000 warrants to purchase common stock with exercise prices between $2.00 and $3.00.
•

Refinanced certain notes to stockholders. As part of the refinance, warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share were issued. In addition, 70,000 warrants already held by a note holder were repriced to an exercise price of $2.50 per share.

•	Issued 7,083 warrants to purchase common stock with an exercise price of $2.00 as payment of interest in connection with a note agreement.

All of the investors are accredited investors. We relied upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. All investors are also existing shareholders. All shareholders are financially sophisticated. We have had a long relationship with the investors in our securities. We did not engage in any public solicitation or advertising. All of the securities are restricted by legends and stop-transfer instructions.

Item 6.	Exhibits
Exhibit
Number	Description
3.1	Articles of Incorporation for a Stock Corporation in the State of Maryland (Filed as Exhibit 2(a) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.2	Certificate of Ownership and Merger (Filed as Exhibit 2(b) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.3	Bylaws of NBO Systems, Inc. (Filed as Exhibit 2(c) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.4	Articles of Amendment of Articles of Incorporation (Filed as Exhibit 3.4 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Articles of Incorporation, as amended, and Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.

NBO SYSTEMS, INC.

Exhibit
Number	Description
4.2	Amended 1997 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
4.3

Warrant Agreement. The form of warrant agreement is substantially the same for all outstanding warrants consisting of Class A Warrants; Class B Incentive Warrants; Other Warrants (Filed as Exhibit 6(c) to the Registrant’s Form 10-SB filed on August 2, 200

10.1	Master Agreement dated October 10, 2002, with Metavante Corporation (Filed as Exhibit 10.3 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.2

Stored Value Card Service Agreement Dated As Of April 1, 2003, With First Data Resources Inc. (Filed as Exhibit 10.6 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.3	Card Sponsorship Agreement between Registrant and BankFirst dated April 9, 2003 (Filed as Exhibit 10.7 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.4	ODFI Originator Agreement dated as of March 19, 2004, with BANKFIRST (Filed as Exhibit 10.11 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
10.5

Marketer Agreement dated September 2, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed as Exhibit 10.14 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)

10.6

Originating Depository Financial Institution Originator Agreement dated September 13, 2004, with First Federal Savings Bank of the Midwest dba Meta Payment Systems (Filed as Exhibit 10.15 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference).

10.7

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

10.9

Amendment to the Development and Consulting Services Agreement with First Data Corporation dated March 24, 2005 (Filed as Exhibit 10.22 to the Registrant’s Form 10KSB filed on March 31, 2006 and incorporated herein by reference).

10.10

Amendment to Master Services Agreement with IPS Card Solutions, Inc., effective April 22, 2005 (Filed as Exhibit 10.23 to the Registrant’s Form 10KSB filed on March 31, 2006 and incorporated herein by reference).

10.11	Amendment 3 to Internet Gift Card Agreement dated July 22, 2005 (Filed as Exhibit 10.24 to the Registrant’s Form 10KSB filed on March 31, 2006 and incorporated herein by reference).
10.12	Lease Amendment #2 with 5B Bangerter, L.L.C. dated September 22, 2005 (Filed as Exhibit 10.25 to the Registrant’s Form 10KSB filed on March 31, 2006 and incorporated herein by reference).
10.13	Employer Services Agreement with A Plus Benefits dated October 13, 2005 (Filed as Exhibit 10.26 to the Registrant’s Form 10KSB filed on March 31, 2006 and incorporated herein by reference).
10.14

Second Amendment to Cash Card Issuer Agreement with Discover Financial Services LLC dated January 23, 2006 (Filed as Exhibit 10.28 to the Registrant’s Form 10KSB filed on March 31, 2006 and incorporated herein by reference).

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

NBO SYSTEMS, INC.

By /s/	Keith A. Guevara	May 15, 2006
Chairman/President/CEO

/s/ Christopher Foley	May 15, 2006
Director, Chief Financial Officer

/s/Kent Jasperson	May 15, 2006
Secretary/Treasurer, Chief Accounting Officer