Form 10QSB
period 2006-06-30
NBO SYSTEMS  INC
filed 2006-08-14
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

Yes	X	No _______

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of August 14, 2006, the number of shares outstanding of the registrant’s only class of common stock was 18,207,415.

Transitional Small Business Disclosure Format (check one):	Yes _____ No X

NBO SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2006, and December 31, 2005	3

Condensed Statements of Operations for the Three and Six Months ended June 30, 2006, and 2005	4

Condensed Statements of Cash Flows for the Three and Six Months ended June 30, 2006, and 2005	5

Notes to Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities	30

Item 6	Exhibits	30

Signatures	32

Certifications	33

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

ASSETS

(UNAUDITED)

	June 30,	December 31,
	2006	2005
CURRENT ASSETS
Cash	$ -	$ 2,038,617
Restricted cash	5,480,195	13,502,850
Accounts receivable, net of allowance for uncollectible accounts
of $6,000 at June 30, 2006, and December 31, 2005	421,593	516,579
Inventory	37,902	10,923
Prepaid expenses	64,398	76,999
Employee advances	-	3,635
Total current assets	6,004,088	16,149,603
PROPERTY AND EQUIPMENT, NET	329,753	373,997
OTHER ASSETS
Deposits and reserves	37,519	290,312
Other assets	151,888	159,428
	189,407	449,740
	$ 6,523,248	$ 16,973,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Checks written in excess of cash in the bank	$ 53,545	$ -
Gift certificates/cards payable	5,909,719	13,646,020
Accounts payable	2,405,230	4,579,935
Accrued liabilities	1,766,498	1,558,080
Notes to stockholders	7,556,350	6,203,475
Notes to officer	512,000	485,918
Total current liabilities	18,203,342	26,473,428

Total liabilities	18,203,342	26,473,428

COMMITMENTS AND CONTINGENCIES (NOTE I)

STOCKHOLDERS’ DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 78,838 shares issued and outstanding at June 30, 2006 and December 31, 2005; redemption value $2.20 per share	78,838	78,838
Common stock, par value $0.0005; authorized 50,000,000 shares; 18,207,415 and 18,192,026 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	9,104	9,096
Deferred financing costs	(311,925)	(495,977)
Additional paid-in capital	31,882,244	31,056,705
Accumulated deficit	(43,338,355)	(40,148,750)
Total stockholders’ deficit	(11,680,094)	(9,500,088)
	$ 6,523,248	$ 16,973,340

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$ 2,085,451	$ 1,843,872	$ 3,857,434	$ 3,815,539
Other Income	69,470	344,889	65,955	443,129
Total revenues and other income	2,154,921	2,188,761	3,923,389	4,258,668
Operating expenses
Cost of revenues and other income	1,814,012	1,551,343	3,217,033	3,395,031
Selling, general and administrative expenses	1,146,870	1,271,076	2,382,439	2,810,293
Total operating expenses	2,960,882	2,822,419	5,599,472	6,205,324
Operating loss	(805,961)	(633,658)	(1,676,083)	(1,946,656)
Non-operating income (expenses)
Interest expense	(910,365)	(953,344)	(1,517,039)	(1,502,228)
Other income (expenses)	9,181	(3,226)	8,215	(16,457)
Loss before income taxes	(1,707,145)	(1,590,228)	(3,184,907)	(3,465,341)
Income taxes	1,635	-	4,698	3,003
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,708,780)	$(1,590,228)	$(3,189,605)	$(3,468,344)
Net loss per common share – basic and diluted	$ (0.09)	$ (0.09)	$ (0.18)	$ (0.20)
Weighted-average number of common shares outstanding – basic and diluted	18,194,000	17,109,000	18,193,000	17,109,000

The accompanying notes are an integral part of the financial statements.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2006	2005
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$ (3,189,605)	$ (3,468,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,657	122,091
Loss on disposal of other assets and property and equipment	13,145	18,093
Common stock options and warrants issued for services and compensation	284,725	-
Common stock warrants issued for payment of interest	22,882	295,460
Common stock issued for services	30,778	45,848
Amortization of debt discount and deferred financing costs	675,937	580,161
Bad debt expense	7,247	10,680
Changes in assets and liabilities:
Accounts receivable	87,739	282,325
Employee advances	3,827	(26,766)
Inventory	(26,979)	243,523
Prepaid expenses and other assets	257,844	92,737
Accounts payable	(2,174,706)	(1,527,999)
Accrued liabilities	208,226	(144,529)
Total adjustments	(542,678)	(8,376)
Net cash used in operating activities	(3,732,283)	(3,476,720)
Cash flows used in investing activities:
Purchase of property and equipment	(22,315)	(36,154)
Proceeds from sale of property, equipment, and other assets	-	7,816
Net cash used in investing activities	(22,315)	(28,338)
Cash flows provided by (used in) financing activities:
Increase in checks written in excess of cash in the bank	53,545	-
Decrease in advances on restricted cash	286,354	1,099,103
Proceeds from sale of common stock	-	1,234,277
Proceeds from notes to officer	42,000	90,000
Principal payments on notes to officer	(15,918)	(50,000)
Proceeds from notes to stockholders	1,475,000	1,550,000
Principal payments on notes to stockholders	(125,000)	(243,421)
Net cash provided by financing activities	1,715,981	3,679,959
Net increase (decrease) in cash	(2,038,617)	174,901
Cash at beginning of period	2,038,617	152,910
Cash at end of period	$ -	$ 327,811
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 412,787	$ 554,820
Cash paid during the period for income taxes	4,698	3,003
Non-cash investing and financing activities
Transfers of fixed assets to other assets	$ (3,809)	$ (1,397)
Transfers of other assets to fixed assets	3,907	-
Proceeds from debt allocated to debt discount	17,000	456,161
Deferred financing costs from refinance of convertible debt	472,010	630,492

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. (“NBO” or “the Company”) were prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2005, included in our Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the period ended June 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the six months ended June 30, 2006, the Company had negative cash flows of $3,732,283 from operating activities. At June 30, 2006, the Company had a deficit in working capital of $12,199,254 and an accumulated deficit of $43,181,258. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability.

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

NOTE C – RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $233,000 at June 30, 2006. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unused gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash to unrestricted cash, meaning our general operating accounts, upon issuance of the gift certificate or gift card. Estimated breakage used is not recorded as income at that time. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage becomes actual breakage and is recognized as income. At such time, the amount of the obligation associated with gift certificates and gift cards payable is reduced by a corresponding amount.

NOTE D – INVENTORY

Inventory consists of gift certificates and gift cards purchased from third party retailers. Gift certificates and gift cards are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTE E – EQUITY

During the six month period ended June 30, 2006, the Company:

•	Issued 189 shares of common stock in the amount of $378 according to the terms of an employment agreement for one of the Company’s former officers.
•

In accordance with SFAS No. 123(R), recognized $284,725 in compensation expense determined under the fair value based method for all awards, net of related tax effects. The fair value of the stock options issued was recognized as general and administrative expense.

•

In connection with the issuance of convertible notes payable, issued an aggregate of 50,000 warrants to purchase common stock with exercise prices between $2.00 and $3.00. Allocated $17,000 of the proceeds from notes to stockholders to a debt discount based on the fair value of the warrants and the beneficial conversion feature on the convertible notes. Amortization of the debt discount totaled $16,021 during the period resulting in a debt discount balance of $979 at June 30, 2006.

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

•

Amortized $656,062 of deferred financing and beneficial conversion costs. The January 1, 2006 deferred financing and beneficial conversion costs beginning balance was $495,977. The beginning balance combined with additional deferred financing and beneficial conversion costs during the period of $472,010 and the amortization of the deferred financing and beneficial conversion costs during the period resulted in a deferred financing and beneficial conversion costs balance of $311,925 at June 30, 2006.

•

Issued 64,166 warrants to purchase common stock with exercise prices between $2.00 and $4.00 with a combined fair value of $22,882 as payment of interest in connection with a note agreement. The note agreement calls for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense as the warrants are issued.

•	Amended a note to a stockholder whereby warrants to purchase 100,000 shares of common stock at $2.00 per common share were issued, resulting in deferred financing costs of $51,710.
•	Defaulted on a note to a stockholder whereby warrants to purchase 30,000 shares of common stock at $2.50 were issued, resulting in deferred financing costs of $9,846.

NOTE F - NOTES TO STOCKHOLDERS

	June 30,	December 31,
	2006	2005
Unsecured notes to stockholders, with interest at 20%, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996.	$147,329	$147,329

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

18% unsecured note to stockholder, due April 4, 2007. Interest payments of $4,500 due every 90 days. Convertible at $4.00 per share at option of Holder.	100,000	100,000

Unsecured note to stockholder, with interest at 10%, due August 30, 2006. At time of execution of note, 10,000 warrants at an exercise price of $2.00 were issued. An amendment to the note resulted in an issuance of an additional 100,000 warrants being issued at an exercise price fo $2.00 per common share. Interest payment of $2,083 payable on due date of note.	250,000	-

20% unsecured note to stockholder, due May 31, 2006. Convertible at $2.00 per share at option of Holder.	500,000	500,000

Unsecured note to stockholder, with interest at 22%, due August 2, 2006. At time of execution of note, 30,000 warrants at an exercise price of $2.50 were issued. Interest payment of $55,000 payable on due date of note.	1,000,000	-

NBO SYSTEMS, INC.

NOTE F - NOTES TO STOCKHOLDERS – CONTINUED

	June 30,	December 31,
	2006	2005

Unsecured note to stockholder, with interest at 30%, due July 3, 2006. Interest payments of $5,500 and the issuance of 1,000 warrants at an exercise price of $2.00 every 3 months.	100,000	-

Unsecured note to stockholder, with interest at 20%, due July 23, 2006. At time of execution of note, 7,500 warrants at an exercise price of $3.00 were issued. Interest payment of $6,667 payable on due date of note.	100,000	-

22% unsecured note to stockholder, due August 16, 2006. Interest payments of $206,250 due every 90 days, and one interest payment of $142,363 on September 10, 2005. Holder receives 7,083 warrants to purchase Common Stock at an exercise price of $2.00 per share, every 90 days. Convertible at $2.00 per share at option of Holder.	3,750,000	3,750,000

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months.	800,000	-

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months.	800,000	-

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 33,333 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	100,000

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	200,000

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	200,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	-	100,000

Unsecured notes to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	-	100,000

Discount on notes payable	(979)	(3,854)
Total	$7,556,350	$6,203,475

NBO SYSTEMS, INC.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended June 30, 2006, includes amounts of compensation cost of all stock-based payments that vested during the period (based on grant-date fair value estimated in accordance with original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures). In accordance with the modified prospective method, results for the prior periods have not been restated.

The following table summarizes the effect during the three and six months ended June 30, 2006 of adopting SFAS No. 123(R) as of January 1, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ 129,910	$ 284,725

Increase in net loss	$ 129,910	$ 284,725

Impact on net loss per common share -- basic and diluted	$ 0.01	$ 0.02

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss - as reported	$ (1,590,229)	$ (3,468,344)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (159,883)	$ (319,765)

Net loss - pro forma	$ (1,750,112)	$ (3,788,109)

Loss per share - as reported	$ (0.09)	$ (0.20)

Loss per share - pro forma	$ (0.10)	$ (0.22)

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION - CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30,
	2006	2005
Expected dividend yield	-	-
Expected price volatility	34.19%	35.83%
Risk-free interest rate	4.81%	4.46%
Expected life of options	10	10

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005, is $2.28 and $3.92, respectively.

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

For the periods ended June 30, 2006, and 2005, respectively, the Company had 8,868,196 and 8,484,354 potentially dilutive shares of common stock from the exercise of stock options and warrants, 369,550 and 335,953 potentially dilutive shares of common stock from the conversion of preferred stock and 3,976,039 and 749,629 potentially dilutive shares of common stock from the conversion of debt, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. The shares of common stock issuable upon exercise of stock options and warrants and upon conversion of debt and preferred stock to common stock could be dilutive in the future.

NOTE I - COMMITMENTS AND CONTINGENCIES

1.	Litigation

a.	Ripperda, et al v. NBO, Inc., et al, Circuit Court Twentieth Judicial Circuit of Illinois, St. Clair County, Case No. 04L91

On October 11, 2005, together with codefendants, the Company entered into a Memorandum of Understanding with the plaintiff's attorney for the settlement of this litigation. Under the terms of the settlement, the Company denied any wrongdoing or liability whatsoever, and, the Company made payments to some cardholders who paid administrative fees and submitted.  The Company contributed amounts not claimed by cardholders to charity. The Court approved the settlement and certified a class for settlement purposes. On February 21, 2006, the Court issued a final order and judgment approving the settlement.  The Company paid $72,353 as its share of the settlement. The complaint has now been dismissed with prejudice.

b.	WildCard Systems, Inc., Claim for Indemnification

WildCard Systems, Inc. (“WildCard”) is a credit card transaction processor.

In connection with the lawsuit filed by Thomas Ripperda, WildCard asserted a claim to indemnification against the Company. The Company denied liability. WildCard and the Company agreed to settle the claim. The settlement was effective upon the final settlement of the litigation in Ripperda. The Company will make no additional payment in connection with the settlement of the claim.

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

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of June 30, 2006, we have incurred cumulative losses of approximately $43.2 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 17 and 30 percent. The aggregate amount of such loans was approximately $7.56 million as of June 30, 2006. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

If we are not successful in marketing our products and services, our results of operations will suffer.

We have expended few funds on marketing and advertising to date. We anticipate a significant increase in sales and marketing expenditures particularly for our new products and services to be offered in 2006 and 2007. We have not developed or tested any targeted, integrated, multi-media marketing program that would include print, radio, television or on-line components to build brand awareness and drive sales. Our future growth and profitability will depend in large part upon our ability to:

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

We maintain a non-compete agreement with ValueLink, limiting the customer base available for fulfillment contract services. At this time, we are unable to offer fulfillment services to direct ValueLink clients or competitors.

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

This item discusses our results of operations for the three and six month periods ended June 30, 2006, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in our financial position at June 30, 2006, as compared to December 31, 2005, our fiscal year end. This discussion should be read in conjunction with our unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in our Form 10-KSB for the period ended December 31, 2005.

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

NBO SYSTEMS, INC.

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

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink and Darden. We regularly add new ValueLink clients to our dedicated closed network card order fulfillment program, with 37 ValueLink clients representing approximately 53 brand names.

Corporate Incentive and Membership Reward Cards

Over the last two years, we developed a multi-merchant prepaid stored-value card program. During the development process, subsequent to marketing efforts, we entered into agreements with approximately 90 national and regional retail merchants having in excess of 50,000 brick and mortar retail consumer locations, in addition to the merchant’s online retail operations. Each of the participating merchants provides us with rebates, varying from 3%-30%, whenever the multi-merchant card is presented for redemption at the merchant locations.

NBO SYSTEMS, INC.

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

There is an inventory and capitalization burden using traditional scrip products. Therefore, the charitable fund-raising industry in the United States is increasingly making use of prepaid stored-value cards. We tested and sold multi-merchant stored value cards in the fundraising channel as a supplement to traditional scrip products, useable at a variety of participating local and national merchants. We branded cards used in the K-12 schools under the “Children’s Heroes” name, and label them as Community Scrip Cards (CSC). We have not fully implemented sales and marketing initiatives for the CSC, nor recognized any revenue in 2006, but plan to before the holiday season in 2006.

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

Growth Strategy

Our objective is to become on of the leading provider of prepaid stored-value card programs. We intend to build upon our expertise as a developer of prepaid stored-value card systems and services to mall owners/developers, restaurant chains, incentive program providers and fund-raising institutions. In March 2006, we filed a provisional patent with the US Patent and Trademark Office for two separate patents relating to the customization, personalization and delivery of gift cards. Specifically, the personalization and customization could include the placement of text, photos and graphics of a customers choosing through our regular delivery channels together with un-manned kiosks. These two patents, among others being contemplated, can be integrated into any of the growth strategies detailed below and may provide enhanced revenue opportunities. We place significant value on the opportunities these patents represent. Key elements of our strategy include the following:

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

Our sales in each of the above channels position us in the areas of strongest growth in the prepaid stored-value card industry. Each channel has its strengths, and in addition, we have an underlying program that is common to each sales channel – our merchant rebate program. We have entered into rebate agreements with approximately 90 national retail merchants having more than 50,000 retail consumer locations, who pay us a rebate on card redemptions in their stores in exchange for increasing customer traffic. Additionally, we created a virtual mall website that has more than 3,000 brand name merchandise products available for purchase and delivery at prices typically below brick-and-mortar retail prices. We have the flexibility to use the multi-merchant card rebates to enhance our own margins, or to create additional or enhanced revenue sharing opportunities with our distribution partners.

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

NBO SYSTEMS, INC.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended June 30, 2006, includes amounts of compensation cost of all stock-based payments that vested during the period (based on grant-date fair value estimated in accordance with original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures). In accordance with the modified prospective method, results for the prior periods have not been restated. Reference Footnote G.

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

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

We record all fulfillment business transaction volume conducted for third parties as revenue. This channel, reflected as sale of third party gift certificates/cards in our statement of operations, currently constitutes approximately 59.0% of our revenues and other income. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate selling through other business channels in 2006.

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

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Mall gift cards	$4,774,000	$4,211,000	$ 563,000	13.4%
NBO fulfillment (excluding ValueLink and Scrip)	1,340,000	1,093,000	247,000	22.6%
ValueLink	740,000	357,000	383,000	107.3%
Mall gift certificates	403,000	1,021,000	(618,000)	-60.5%
B2B Loyalty/Incentive card	169,000	-	169,000	100.0%
Scrip	-	66,000	(66,000)	-100.0%
Fundraising card	-	3,000	(3,000)	-100.0%
	$7,426,000	$6,751,000	$ 675,000	10.0%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Mall gift cards	$ 8,094,000	$ 6,968,000	$1,126,000	16.2%
NBO fulfillment (excluding ValueLink and Scrip)	2,284,000	1,962,000	322,000	16.4%
ValueLink	1,141,000	666,000	475,000	71.3%
Mall gift certificates	685,000	1,688,000	(1,003,000)	-59.4%
B2B Loyalty/Incentive card	297,000	-	297,000	100.0%
Scrip	-	484,000	(484,000)	-100.0%
Fundraising card	-	18,000	(18,000)	-100.0%
	$ 12,501,000	$ 11,786,000	$ 715,000	6.1%

NBO SYSTEMS, INC.

Starting in 2004, through 2005, and continuing into 2006, we experienced a major shift from mall gift certificate sales (-59.4% in the six months ended June 30, 2006) to mall gift card sales (+16.2% in the six months ended June 30, 2006). This was primarily a result of The Rouse Company and JP Realty being purchased by General Growth Properties. We replaced a significant potion of the lost Rouse and JP Realty gift certificate sales with gift card sales by Glimcher Properties, now our largest mall client, as well as other new independent mall owner/operators. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards. With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue.

We experienced a 16.4% increase in the number of third party gift certificates and gift cards fulfilled in the period ended June 30, 2006, and a 22.6% increase in the three months ended June 30, 2006. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden, Bahama Breeze and Seasons 52). Our contract with Darden is due for renewal in August 2006.

ValueLink transaction volume increased 107.3% and 71.3% in the three and six-month periods ended June 30, 2006, respectively. We expect full year 2006 ValueLink transaction volume to substantially exceed 2005 volumes as ValueLink brings us new clients and brands.

The Scrip transaction volume decrease is a result of our decision to exit the traditional scrip business in favor of selling our Fundraising Card marketed as the Community Scrip Card and the Children’s Heroes Card. We transitioned all of our participating schools to other traditional scrip providers, sold our traditional scrip inventory and phased out traditional scrip operations as of June 30, 2005. Fundraising Cards were sold through one traditional scrip provider. In the future, we expect to sell Fundraising Cards through our own direct marketing efforts. We have not expended significant resources in 2006 but expect substantial increases in marketing and advertising, which we expect to result in increases in transaction volume of cards sold in 2006 and 2007.

We began sales and marketing of our B2B Loyalty and Incentive Cards with three new clients representing four programs – two for Cisco Systems, Inc., and one each for US Homes as well as Discount Lifestyles. We partner with Jack Nadel International for marketing opportunities. 2006 B2B Loyalty and Incentive Cards transaction volume represents approximately 2.4% of total year to date transaction volume, however, we anticipate significant increases in sales and revenues from this channel going forward.

Overall transaction volume increased 10.0% and 6.1% in the three and six-month periods ended June 30, 2006 respectively. We anticipate increases in our overall transaction volume in 2006 compared to 2005 arising from our fundraising card, loyalty and incentive cards, and retail incentive cards.

Revenues and Other Income

Revenues and other income from the various channels are recorded as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Sale of third party gift certificates/cards	$ 1,340,000	$ 1,160,000	$ 180,000	15.5%
Fees earned from customers	360,000	415,000	(55,000)	-13.3%
Merchant fees earned from retailers	183,000	132,000	51,000	38.6%
Miscellaneous Income	156,000	104,000	52,000	50.0%
Interest on restricted cash	46,000	33,000	13,000	39.4%
Gift certificate breakage	70,000	345,000	(275,000)	-79.7%
Total revenues and other income	$ 2,155,000	$ 2,189,000	$ (34,000)	-1.6%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Sale of third party gift certificates/cards	$ 2,270,000	$ 2,431,000	$ (161,000)	-6.6%
Fees earned from customers	851,000	747,000	104,000	13.9%
Merchant fees earned from retailers	362,000	301,000	61,000	20.3%
Miscellaneous Income	262,000	265,000	(3,000)	-1.1%
Interest on restricted cash	112,000	72,000	40,000	55.6%
Gift certificate breakage	66,000	443,000	(377,000)	-85.1%
Total revenues and other income	$ 3,923,000	$ 4,259,000	$ (336,000)	-7.9%

NBO SYSTEMS, INC.

Our Company is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother’s Day and Father’s day, but the first six calendar months of the year typically represent only 20% of our transaction volume and revenues and other income. We anticipate approximately 80% of our full year revenues and other income will be represented by the six-month period ended December 31, 2006.

Revenue from the sale of third party gift certificates/cards increased 15.5% in the three month period ended June 30, 2006 due to strong demand during the Mother’s Day and Father’s Day holidays. However, revenue from the sale of third party gift certificates/cards decreased 6.6% in the six month period ended June 30, 2006. The main reason for the reduction in the sale of third party gift certificates/cards is from our exiting the traditional scrip business. We view this decline as temporary and do not view the decline as being indicative of the full fiscal year results we anticipate as of December 31, 2006.

As noted in the transaction volume table above, we achieved a 13.4% and 16.2% increase in the transaction volume represented by the sale of mall gift cards in the three and six month period ended June 30, 2006, respectively. Fees earned from customers increased 13.9% in the six-month period ended June 30, 2006. We earn the majority of our revenue on gift cards from the monthly maintenance fees and expiration fees from unused gift cards sold in prior periods. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these point-of-sale fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward and as we sell more gift cards than gift certificates.

Revenues and other income decreased approximately 7.9% in the six month period ended June 30, 2006. Other income is comprised solely of gift certificate breakage. Other income earned from gift certificate breakage was negative in the three and six-month periods ended June 30, 2006 due to the shift from the sale of gift certificates to gift cards. We sold less gift certificates in the last several years, correspondingly reducing the amount of breakage we expect to receive. We anticipate gift certificate breakage to continue to decline as we convert more gift certificate programs to gift card programs. Excluding other income, year over year revenues increased approximately 13.1% and 1.1% in the three and six-month periods ended June 30, 2006, respectively.

As interest rates rise, we benefit from higher interest rates on our deposit accounts.

Cost of Revenues and Other Income

Cost of revenues for the various revenue channels are as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Third party gift certificates/cards	$ 1,247,000	$ 1,072,000	$ 175,000	16.3%
Merchant fees and charges	400,000	280,000	120,000	42.9%
Other	167,000	199,000	(32,000)	-16.1%
Total cost of revenues and other income	$ 1,814,000	$ 1,551,000	$ 263,000	17.0%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Third party gift certificates/cards	$ 2,109,000	$ 2,254,000	$ (145,000)	-6.4%
Merchant fees and charges	809,000	602,000	207,000	34.4%
Other	299,000	539,000	(240,000)	-44.5%
Total cost of revenues and other income	$ 3,217,000	$ 3,395,000	$ (178,000)	-5.2%

In the three months ended June 30, 2006, cost of revenues and other income increased 17.0% compared to a 1.6% decrease in revenues and other income for the same period. In the six months ended June 30, 2006, cost of revenues and other income decreased 5.2% compared to a 7.9% decrease in revenues and other income for the same period. We feel the comparisons are negatively skewed on a temporary basis due to the reduction in other income as discussed above. We anticipate full year growth in revenue to exceed full year cost of revenue.

Cost of revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates and gift cards to our fulfillment and scrip customers. Our inventory of outside vendors’ cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers. As noted above, we experienced increases in transaction volume, and consequently experienced an increase in the cost of revenues associated with third party cards and certificates sold. Merchant fees and charges increased as a result of more consumers purchasing mall gift certificates and gift cards with credit and debit cards versus cash or checks. The mall developer reimburses NBO for the majority of these costs.

NBO SYSTEMS, INC.

Other Costs is comprised primarily of commissions to mall owner/operators as an incentive to utilize our card programs, postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic and the embossing and encoding of the gift cards. As the number of gift cards issued increases annually, these hard costs increase proportionately. However, we have negotiated volume discounts based on bulk purchases of gift card stock, which resulted in the decrease in other costs of revenue of approximately 16.1% and 44.5% respectively, in the three and six-month period ended June 30, 2006.

Gross Profit

Gross Profit for the related periods is as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Revenues and other income	$ 2,155,000	$ 2,189,000	$ (34,000)	-1.6%
Cost of Revenues and other income	(1,814,000)	(1,551,000)	(263,000)	17.0%
Gross Profit	$ 341,000	$ 638,000	$ (297,000)	-46.6%
Gross Margin %	15.8%	29.1%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Revenues and other income	$ 3,923,000	$ 4,259,000	$ (336,000)	-7.9%
Cost of Revenues and other income	(3,217,000)	(3,395,000)	178,000	-5.2%
Gross Profit	$ 706,000	$ 864,000	$ (158,000)	-18.3%

In the six months ended June 30, 2006, revenues and other income decreased 7.9% as detailed above. During the same period, cost of revenues and other income decreased 5.2% as detailed above. Collectively, gross profit decreased 18.3% and our gross margins were slightly down. We believe these decreases are temporary and are not indicative of the full fiscal year results anticipated at December 31, 2006. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2006. Our shift in revenues away from traditional scrip, which carried a lower gross margin, combined with our transition from the sale of gift certificates to gift cards are expected to be reflected in an increase in gross profit for the full fiscal year.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Personnel	$ 779,000	$ 757,000	$ 22,000	2.9%
Rent and office expense	146,000	183,000	(37,000)	-20.2%
Professional fees	126,000	219,000	(93,000)	-42.5%
Other selling, general and administrative expenses	63,000	52,000	11,000	21.2%
Depreciation and amortization	33,000	60,000	(27,000)	-45.0%
	$ 1,147,000	$ 1,271,000	$(124,000)	-9.8%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Personnel	$ 1,592,000	$ 1,560,000	$ 32,000	2.1%
Rent and office expense	313,000	329,000	(16,000)	-4.9%
Professional fees	296,000	683,000	(387,000)	-56.7%
Other selling, general and administrative expenses	114,000	116,000	(2,000)	-1.7%
Depreciation and amortization	67,000	122,000	(55,000)	-45.1%
	$ 2,382,000	$ 2,810,000	(428,000)	-15.2%

Selling, general and administrative expenses decreased 9.8% and 15.2% during the three and six-month period ended June 30, 2006 respectively, due primarily to a decrease in legal fees incurred in 2005 related to defending the litigation referenced in Note I to the financial statements.

NBO SYSTEMS, INC.

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

Interest Expense

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest expense	$ 910,000	$ 953,000	$ (43,000)	-4.5%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest expense	$ 1,517,000	$ 1,502,000	$ 15,000	1.0%

As of June 30, 2006 we had notes to stockholders totaling $7,556,350 compared to $6,203,475 as of June 30, 2005. Our interest expense decreased 4.5% and 1.0% respectively in the three and six-month period ended June 30, 2006 due primarily to the restructuring of certain promissory notes to stockholders at more favorable rates to us. Until such time that we achieve positive cash flow from operations, we will continue to raise working capital from debt and equity offerings. All of the working capital needed in excess of operating funds has been provided by loans from existing shareholders or additional equity investments that are discussed below. We sometimes must enter debt with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. Notes to stockholders as of June 30, 2006 bear interest at rates between 18 and 30 percent. In addition, the debt agreements have generally provided for the issuance of warrants to purchase our common stock and provisions to convert the debt to our common stock. In some cases, the conversion price has been less than the fair market value of our common stock, resulting in a non-cash beneficial conversion interest expense feature. In addition, the warrants issued in connection with debt financings and re-financings have been recorded as debt discounts or deferred financing costs. The debt discounts and deferred financing costs are recognized as interest expense over the life of the note. A significant portion of the interest expense recorded resulted from the issuance of warrants as payment of interest, the amortization of debt discounts and deferred financing costs, and the beneficial conversion features. The following table details the interest paid during the year.

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest paid in cash plus change in accrued interest	$ 446,000	$ 351,000	$ 95,000	27.1%
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	464,000	602,000	(138,000)	-22.9%
Total interest expense	$ 910,000	$ 953,000	$ (43,000)	-4.5%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest paid in cash plus change in accrued interest	$ 841,000	$ 617,000	$ 224,000	36.3%
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	676,000	885,000	(209,000)	-23.6%
Total interest expense	$ 1,517,000	$ 1,502,000	$ 15,000	1.0%

Net Income (Loss) Attributable to Common Shareholders

Net Income (Loss) attributable to common shareholders for the related periods is as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (1,709,000)	$ (1,590,000)	$ (119,000)	-7.5%

NBO SYSTEMS, INC.

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (3,190,000)	$ (3,468,000)	$ 278,000	8.0%

Our transaction volume for the three and six months ended June 30, 2006 increased 10.0% and 6.1% respectively from the same period in 2005. Our revenues and other income decreased 1.6% and 7.9% respectively. Cost of revenues and other income increased/(decreased) 17.0% and (5.2%) respectively, gross profit decreased 46.6% and 18.3% respectively, and our gross margin percentages decreased to 15.8% and 18.0% respectively. Additionally, we controlled our selling, general and administrative expenses, realizing decreases of 9.8 % and 15.2% respectively year-over-year. We currently have a high cost of capital for operating purposes as evidenced by the interest expense above. In order to obtain operating profitability, we must reduce general and administrative expenses and increase the transaction volume of gift cards sold, thereby increasing revenues. We must take steps to minimize or eliminate interest expense by retiring or restructuring our debt. We were able to reduce our operating losses for the six months ended June 30, 2006 by approximately ($271,000) from approximately ($1.95) million in 2005, even though we had a modest increase in our transaction volume as stated above. Six month non-operating expenses of approximately $1.35 million was an 11.0% decrease from the approximate $1.52 million non-operating expenses of 2005. Net loss attributable to common stockholders increased 7.5% and decreased 8.0% respectively for the three and six-month period ended June 30, 2006. The increase in net loss attributable to common shareholders is significantly attributed to the high interest expense on our debt. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is discussed below.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Three Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Net loss	$ (1,709,000)	$(1,590,000)	$ (119,000)	-7.5%
Deduct interest expense	910,000	953,000	(43,000)	-4.5%
Deduct income taxes	2,000	-	2,000	100.0%
Deduct depreciation and amortization	33,000	60,000	(27,000)	-45.0%
EBITDA	$ (764,000)	$ (577,000)	$ (187,000)	-32.4%

	Six Months Ended June 30,		Dollar	Percentage
	2006	2005	Change	Change
Net loss	$ (3,190,000)	$ (3,468,000)	$ 278,000	8.0%
Deduct interest expense	1,517,000	1,502,000	15,000	1.0%
Deduct income taxes	5,000	3,000	2,000	66.7%
Deduct depreciation and amortization	67,000	122,000	(55,000)	-45.1%
EBITDA	$ (1,601,000)	$ (1,841,000)	$ 240,000	13.0%

EBITDA is a common metric used to normalize financial results to make comparisons of companies easier and is sometimes referred to as an operating margin. It is a measure of controllable costs by a company and is considered by some, a more stable measure of a company’s operations than net income, mainly because it removes non-cash expenses from the financial results. EBITDA is commonly used by investment bankers to evaluate the financial strength of a company and to establish a valuation for the company based on comparable companies in similar industries. However, EBITDA is a non-GAAP measurement and should not be used a replacement for GAAP measurements such as net loss or cash flows from operating activities. Our EBITDA results improved 13.0% in the six months ended June 30, 2006, an indicator of operational improvement.

Liquidity and Capital Resources

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through June 30, 2006 was approximately $43.2 million. During the six months ended June 30, 2006, we utilized approximately $3.7 million in cash from operating activities. At June 30, 2006 we had a deficit in working capital of approximately $12.2 million. Our ability to meet our obligations as they come due is dependent upon obtaining additional financing, as may be required and ultimately attaining sustained profitability. Our net losses decreased by 12.5% or approximately $435,000 to $3.033 million from $3.468 million for the six months ended June 30, 2006, when compared to the six months ended June 30, 2005.

In January 2006, we restructured several promissory notes to stockholders totaling approximately $1.7 million by reducing the annual interest rate on the notes and extending the maturities. We issued 30,000 warrants to purchase common stock of the Company at an exercise price of $2.00 in conjunction with the restructuring of these notes.

NBO SYSTEMS, INC.

In March 2006, we entered into a promissory note with an existing stockholder for $1 million to be used for general operating purposes. In conjunction with this promissory note, we issued 30,000 warrants to purchase common stock of the Company at an exercise price of $2.50. The note was amended in June 2006 to extend the maturity date to August 2006. An additional 30,000 warrants to purchase common stock of the Company at an exercise price of $2.50 were issued as a result of this amendment.

In March 2006, we entered into a promissory note with an existing stockholder for $100,000 to be used for general operating purposes. In connection with this promissory note, we issued 7,500 warrants to purchase common stock of the Company at an exercise price of $3.00.

In March 2006, we entered into a promissory note with an existing stockholder for $250,000 to be used for general operating purposes. In connection with this promissory note, we issued 10,000 warrants to purchase common stock of the Company at an exercise price of $2.00. The note was amended in April 2006 to extend the maturity date to August 2006. An additional 100,000 warrants to purchase common stock of the Company at an exercise price of $2.00 were issued as a result of this amendment.

In May 2006, we entered into a promissory note with an existing stockholder for $125,000 to be used for general operating purposes. The note was retired in May 2006.

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

During the six month period ended June 30, 2006, the Company:

•	Issued 189 shares of common stock in the amount of $378 according to the terms of an employment agreement for one of the Company’s former officers.
•

In connection with the issuance of convertible notes payable, issued an aggregate of 50,000 warrants to purchase common stock with exercise prices between $2.00 and $3.00. Allocated $17,000 of the proceeds from notes to stockholders to a debt discount based on the fair value of the warrants and the beneficial conversion feature on the convertible notes. Amortization of the debt discount totaled $16,021 during the period resulting in a debt discount balance of $979 at June 30, 2006.

•

Refinanced certain notes to stockholders. As part of the refinance, warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share were issued. In addition, 70,000 warrants to purchase commons stock already held by a note holder were repriced to an exercise price of $2.50 per share.

•

Amortized $656,062 of deferred financing and beneficial conversion costs. The January 1, 2006 deferred financing and beneficial conversion costs beginning balance was $495,977. The beginning balance combined with additional deferred financing and beneficial conversion costs during the period of $472,010 and the amortization of the deferred financing and beneficial conversion costs during the period resulted in a deferred financing and beneficial conversion costs balance of $311,925 at June 30, 2006.

•

Issued 64,166 warrants to purchase common stock with exercise prices between $2.00 and $4.00 with a combined fair value of $22,882 as payment of interest in connection with a note agreement. The note agreement calls for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense as the warrants are issued.

•	Amended a note to a stockholder whereby warrants to purchase 100,000 shares of common stock at $2.00 per common share were issued, resulting in deferred financing costs of $51,710.
•	Defaulted on a note to a stockholder whereby warrants to purchase 30,000 shares of common stock at $2.50 were issued, resulting in deferred financing costs of $9,846.

NBO SYSTEMS, INC.

ITEM 3.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2006, (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

b.	Changes in internal controls.

During the fiscal quarter covered by this report, there was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act] that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three month period ended June 30, 2006, the Company:

•	Issued 189 shares of common stock in the amount of $378 according to the terms of an employment agreement for one of the Company’s former officers.
•

In connection with the issuance of convertible notes payable to existing shareholders, issued an aggregate of 50,000 warrants to purchase common stock with exercise prices between $2.00 and $3.00 per common share, which expire within twenty-four months from a liquidity event.

•

Refinanced certain notes to stockholders. As part of the refinance, warrants to purchase 30,000 shares of common stock were issued with an exercise price of $2.00 per common share, which expire within twenty-four months from a liquidity event. In addition, 70,000 warrants to purchase commons stock already held by a note holder were repriced to an exercise price of $2.50 per share.

•

Issued 64,166 warrants to purchase common stock with an exercise price of $2.00 per common share, which expire within twenty-four months of a liquidity event, as payment of interest in connection with a note agreement.

•	Amended a note to a stockholder whereby warrants to purchase 100,000 shares of common stock at $2.00 per common share were issued.
•

Defaulted on a note to a stockholder whereby warrants were issued to purchase 30,000 shares of common stock at an exercise price of $2.50 per common share, which expire within twenty-four months of a liquidity event.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On June 27, 2006 the Company conducted its Annual Shareholder Meeting. The following matters were both presented to and ratified by a majority vote of the shareholders of the Company's common stock:

a.

Keith A. Guevara, Christopher P. Foley and Andrew Boyd-Jones were elected to serve on the Company's Board of Directors until the 2007 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

b.	The appointment of Tanner LC as the independent accountants of the Company for the fiscal year ending December 31, 2006.
Item 6.	Exhibits

NBO SYSTEMS, INC.

Exhibit
Number	Description
3.1	Articles of Incorporation for a Stock Corporation in the State of Maryland (Filed as Exhibit 2(a) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.2	Certificate of Ownership and Merger (Filed as Exhibit 2(b) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.3	Bylaws of NBO Systems, Inc. (Filed as Exhibit 2(c) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.4	Articles of Amendment of Articles of Incorporation (Filed as Exhibit 3.4 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Articles of Incorporation, as amended, and Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.
4.2	Amended 1997 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
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

10.15	First Amendment to Marketer Agreement with MetaPayment Systems dated May 31, 2006.
10.16	Consent to Assignment to MetaPayment Systems of the Cash Card Issuer Agreement with Discover Financial Services LLD dated June 1, 2006.
10.17	Contract Services Agreement with Glimcher Properties dated July 24, 2006.
31.1	Section 302 Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Section 302 Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

NBO SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO SYSTEMS, INC.

By /s/	Keith A. Guevara	August 14, 2006
Chairman/President/CEO

/s/ Christopher Foley	August 14, 2006
Director, Chief Financial Officer

/s/Kent Jasperson	August 14, 2006
Secretary/Treasurer, Chief Accounting Officer