Form 10QSB
period 2006-09-30
NBO SYSTEMS  INC
filed 2006-11-14
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006	Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

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

Yes	X	No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 14, 2006, the number of shares outstanding of the registrant’s only class of common stock was 18,207,415.

Transitional Small Business Disclosure Format (check one):	Yes _____ No	X

NBO SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2006, and December 31, 2005	3

Condensed Statements of Operations for the Three and Nine Months ended September 30, 2006, and 2005	4

Condensed Statements of Cash Flows for the Three and Nine Months ended September 30, 2006, and 2005	5

Notes to Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	32

Item 2	Unregistered Sales of Equity Securities	32

Item 6	Exhibits	33

Signatures	34

Certifications

Forward-looking Statements

This Report on Form 10-QSB, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 13 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

NBO Systems, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2006	2005
CURRENT ASSETS
Cash	$ 55,992	$ 2,038,617
Restricted cash	4,417,253	13,502,850
Accounts receivable, net of allowance for uncollectible accounts
of $6,000 at September 30, 2006, and December 31, 2005	268,086	516,579
Inventory	32,629	10,923
Prepaid expenses	65,549	76,999
Employee advances	425	3,635
Total current assets	4,839,934	16,149,603
PROPERTY AND EQUIPMENT, NET	302,408	373,997
OTHER ASSETS
Deposits and reserves	28,386	290,312
Other assets	345,731	159,428
	374,117	449,740
	$ 5,516,459	$ 16,973,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	4,820,544	13,646,020
Accounts payable	3,189,605	4,579,935
Accrued liabilities	1,984,459	1,558,080
Notes to stockholders	7,557,329	6,203,475
Notes to officer	602,000	485,918
Total current liabilities	18,153,937	26,473,428

Total liabilities	18,153,937	26,473,428

COMMITMENTS AND CONTINGENCIES (NOTE I)

STOCKHOLDERS’ DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 86,724 and 78,838 shares issued and outstanding at September 30, 2006 and December 31, 2005; redemption value $2.20 per share	86,724	78,838
Common stock, par value $0.0005; authorized 50,000,000 shares; 18,207,415 and 18,192,026 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	9,104	9,096
Deferred financing costs	(74,341)	(495,977)
Additional paid-in capital	32,279,890	31,056,705
Accumulated deficit	(44,938,855)	(40,148,750)
Total stockholders’ deficit	(12,637,478)	(9,500,088)
	$ 5,516,459	$ 16,973,340

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$ 1,873,059	$ 1,744,008	$ 5,730,494	$ 5,559,546
Other Income	34,060	52,139	100,015	495,268
Total revenues and other income	1,907,119	1,796,147	5,830,509	6,054,814
Operating expenses
Cost of revenues and other income	1,390,207	1,239,073	4,607,239	4,634,102
Selling, general and administrative expenses	1,059,915	1,276,197	3,442,353	4,086,489
Total operating expenses	2,450,122	2,515,270	8,049,592	8,720,591
Operating loss	(543,003)	(719,123)	(2,219,083)	(2,665,777)
Non-operating income (expenses)
Interest expense	(914,928)	(601,806)	(2,431,967)	(2,104,035)
Other income (expenses)	(26,622)	(40,050)	(18,409)	(56,507)
Loss before income taxes	(1,484,553)	(1,360,979)	(4,669,459)	(4,826,319)
Income tax benefit (provision)	625	(950)	(4,073)	(3,953)
NET LOSS	(1,483,928)	(1,361,929)	(4,673,532)	(4,830,272)

Dividends on preferred stock	(73,932)	(67,200)	(73,932)	(67,200)
Deemed dividends on warrants	(42,641)	-	(42,641)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,600,501)	$(1,429,129)	$(4,790,105)	$(4,897,472)

Net loss per common share – basic and diluted	$ (0.09)	$ (0.08)	$ (0.26)	$ (0.28)

Weighted-average number of common shares outstanding – basic and diluted	18,207,000	17,615,000	18,196,000	17,615,000

The accompanying notes are an integral part of the financial statements.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2006	2005
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$ (4,673,532)	$ (4,830,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,008	175,439
Loss on disposal of other assets and property and equipment	42,015	60,465
Common stock options and warrants issued for services and compensation	337,276	-
Common stock warrants issued for payment of interest	84,342	242,564
Common stock issued for services	28,930	56,268
Amortization of debt discount and deferred financing costs	926,385	856,888
Bad debt expense	11,813	18,493
Changes in assets and liabilities:
Accounts receivable	236,680	326,003
Employee advances	3,210	270
Inventory	(21,706)	289,471
Prepaid expenses and other assets	45,577	36,104
Accounts payable	(1,390,330)	(1,311,698)
Accrued liabilities	426,379	(78,160)
Total adjustments	829,579	672,107
Net cash used in operating activities	(3,843,953)	(4,158,165)
Cash flows used in investing activities:
Purchase of property and equipment	(27,937)	(44,676)
Proceeds from sale of property, equipment, and other assets	-	7,816
Net cash used in investing activities	(27,937)	(36,860)
Cash flows provided by (used in) financing activities:
Increase in checks written in excess of cash in the bank	-	107,620
Decrease in advances on restricted cash	260,121	1,075,707
Proceeds from sale of common stock	-	1,362,209
Proceeds from sale of warrants	163,062	-
Proceeds from notes to officer	132,000	190,000
Principal payments on notes to officer	(15,918)	(50,000)
Proceeds from notes to stockholders	1,635,000	1,925,000
Principal payments on notes to stockholders	(285,000)	(568,421)
Net cash provided by financing activities	1,889,265	4,042,115
Net decrease in cash	(1,982,625)	(152,910)
Cash at beginning of period	2,038,617	152,910
Cash at end of period	$ 55,992	$ -
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 634,411	$ 867,583
Cash paid during the period for income taxes	4,073	3,953
Non-cash investing and financing activities
Transfers of fixed assets to other assets	$ 4,079	$ 1,397
Transfers of other assets to fixed assets	12,058	107
Preferred stock dividend	73,932	67,200
Proceeds from debt allocated to debt discount	17,000	456,161
Deferred financing costs from refinance of convertible debt	483,896	1,069,296
Deemed dividend on warrants	42,641	-

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. (“NBO” or “the Company”) were prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2005, included in our Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the period ended September 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the nine months ended September 30, 2006, the Company had negative cash flows of $3,843,953 from operating activities. At September 30, 2006, the Company had a deficit in working capital of $13,314,003 and an accumulated deficit of $44,938,855. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability.

The Company will continue to attempt to raise capital through private equity or debt offerings, as well as from institutional investors until internally generated profitability is achieved. The Company may establish a line of credit with a financial institution, or raise bridge financing until a liquidity event can be achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and by minimizing costs on existing contracts. The Company is also expanding its available products and services to diversify the risk associated with having limited revenue sources. The Company may sell assets to retire existing debt.

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

NOTE C – RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. The Company had no uninsured balances at September 30, 2006. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards and may not be transferred into operating accounts until such time that the unused gift certificates and gift cards are considered breakage or estimated breakage. Breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash to unrestricted cash, meaning our general operating accounts, upon issuance of the gift certificate or gift card. Estimated breakage used is not recorded as income at that time. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage becomes actual breakage and is recognized as income. At such time, the amount of the obligation associated with gift certificates and gift cards payable is reduced by a corresponding amount.

NOTE D – INVENTORY

Inventory consists of gift certificates and gift cards purchased from third party retailers. Gift certificates and gift cards are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTE E – EQUITY

During the nine month period ended September 30, 2006, the Company:

  Issued 189 shares of common stock in the amount of $377 according to the terms of an employment agreement for one of the Company’s former officers.

  Recognized, in accordance with SFAS No. 123(R), $337,276 in employee compensation expense determined under the fair value based method for all awards, net of related tax effects. The fair value of the stock options issued was recognized as general and administrative expense.

  Issued, in connection with the issuance of convertible notes payable to stockholders, an aggregate of 50,000 warrants to purchase common stock with exercise prices between $2.00 and $3.00. The Company allocated $17,000 of the proceeds from the convertible notes to stockholders to a debt discount based on the fair value of the warrants and the beneficial conversion feature on the convertible notes. The debt discount is being amortized over the life of the notes.

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

  Issued warrants to purchase 165,000 shares of common stock at exercise prices between $2.00 and $3.00 per common share in accordance with several notes to stockholders resulting in deferred financing costs totaling $73,442 and interest expense of $1,393.

  Amortized $905,532 of deferred financing and beneficial conversion costs. The January 1, 2006 deferred financing and beneficial conversion costs beginning balance was $495,977. The beginning balance combined with additional deferred financing and beneficial conversion costs during the period of $483,896 and the amortization of the deferred financing and beneficial conversion costs during the period resulted in a deferred financing and beneficial conversion costs balance of $74,341 at September 30, 2006.

  Issued 96,249 warrants to purchase common stock with exercise prices between $2.00 and $4.00 with a combined fair value of $42,913 as payment of interest in connection with note agreements. The note agreements call for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense as the warrants are issued.

  Reinstated, to debt holders of the Company, warrants to purchase 232,374 shares of common stock that had previously expired unexercised.  The warrants have an exercise price of $2.00 per share.  As part of the agreement, the debt holders paid $.50 per share for the warrants, which will be applied to the exercise price of the warrants.  total proceeds received from the reinstatement of the warrants were $163,063.  For the accounting purpose, the transaction was accounted for as a sale of warrants for cash.

  Reinstated, to certain debt holders and stockholders of the Company, warrants to purchase 155,718 shares of common stock that had previously expired unexercised.  The warrants have exercise prices between $2.00 and $3.00 per share.  No cash was paid in the reinstatement of these warrants.  The warrants issued to current debt holders were recorded at fair value as interest expense of $41,428.  The warrants to certain stockholders were recorded at fair value as a deemed dividend of $42,641.

  Issued 7,886 preferred stock dividends in the amount of $73,932.

Remainder of this page intentionally left blank.

NBO SYSTEMS, INC.

NOTE F - NOTES TO STOCKHOLDERS

	September 30,	December 31,
	2006	2005
Unsecured notes to stockholders, with interest at 20%, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing. Because the notes are in default, the notes provided for the stockholders to receive an additional 5,208 shares of common stock for each $25,000 note payable at September 30, 1996.	$147,329	$147,329

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

20% unsecured note to stockholder, due April 4, 2007. Interest payments of $4,500 due every 90 days. Convertible at $4.00 per share at option of Holder.	100,000	100,000

Unsecured note to stockholder, with interest at 10%, due December 29, 2006. At time of execution of note, 10,000 warrants at an exercise price of $2.00 were issued. An amendment to the note resulted in an issuance of an additional 100,000 warrants being issued at an exercise price fo $2.00 per common share. Interest payment of $2,083 payable on due date of note.	250,000	-

25% unsecured note to stockholder, due May 31, 2006. Convertible at $2.00 per share at option of Holder.	500,000	500,000

40% unsecured note to stockholder due October 2, 2006. At the time of execution of the note, the interest rate was 22% and 30,000 warrants were issued at an exercise price of $2.50. The note entered the first default period on June 2, 2006, increasing the interest rate to 30% and an additional 30,000 warrants were issued at an exercise price of $2.50. The note entered the second default period on August 2, 2006, increasing the interest rate to 40% and an additioanl 30,000 warrants were issued at an exercise price of $2.50.	1,000,000	-

Unsecured note to stockholder, with interest at 27%, due January 1, 2007. Interest payments of $5,500 and the issuance of 1,000 warrants at an exercise price of $2.00 every 3 months.	100,000	-

Unsecured note to stockholder, with interest at 25%, due November 23, 2006. At time of execution of note, 7,500 warrants at an exercise price of $3.00 were issued. Interest payment of $6,667 payable on due date of note.	100,000	-

30% unsecured note to stockholder, due August 16, 2007. Interest payments of $206,250 due every 90 days, and one interest payment of $142,363 on September 10, 2005. Holder receives 7,083 warrants to purchase Common Stock at an exercise price of $2.00 per share, every 90 days. Convertible at $2.00 per share at option of Holder.	3,750,000	3,750,000

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months.	800,000	-

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months.	800,000	-

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 33,333 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	100,000

NBO SYSTEMS, INC.

NOTE F - NOTES TO STOCKHOLDERS – CONTINUED

	September 30,	December 31,
	2006	2005

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	200,000

Unsecured notes to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase Common Stock at an exercise price of $4.00 per share. Convertible at $4.00 per share at option of Holder.	-	200,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	-	100,000

Unsecured notes to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase Common Stock at an exercise price of $3.00 per share. Convertible at $2.00 per share at option of Holder.	-	100,000

Discount on notes payable	-	(3,854)
Total	7,557,329	6,203,475

NOTE G – STOCK BASED COMPENSATION

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), “Share-Based Payment.” This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006, includes amounts of compensation cost for stock-based awards granted prior to the effective date of SFAS 123(R) that vested during the period (based on grant-date fair value estimated in accordance with original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures). In accordance with the modified prospective method, results for the prior periods have not been restated.

The following table summarizes the effect during the three and nine months ended September 30, 2006 of adopting SFAS No. 123(R) as of January 1, 2006:

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION - CONTINUED

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ 52,551	$ 337,276

Increase in net loss	$ 52,551	$ 337,276

Impact on net loss per common share -- basic and diluted	$ -	$ 0.02

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss - as reported	$ (1,429,129)	$ (4,897,472)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (153,486)	$ (306,973)

Net loss - pro forma	$ (1,582,615)	$ (5,204,445)

Loss per share - as reported	$ (0.08)	$ (0.28)

Loss per share - pro forma	$ (0.09)	$ (0.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,
	2006	2005
Expected dividend yield	-	-
Expected price volatility	33.44%	35.74%
Risk-free interest rate	4.95%	4.15%
Expected life of options	10	10

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005, is $2.23 and $3.84, respectively.

The pre-vesting forfeiture rate used for the three and nine months ended September 30, 2006 was based on historical rates and forward-looking factors. As required under SFAS 123(R), we will adjust the estimated forfeiture rates to our actual experience. Prior to adoption of SFAS 123(R) we accounted for forfeitures as they occurred.

A summary of the time-based stock options awards as of September 30, 2006, and changes during the nine months ended, is as follows:

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION – CONTINUED

Stock Option Awards	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at January 1, 2006	5,709,285	$ 1.89
Granted	110,000	2.23
Exercised	-	-
Forfeited or expired	514,250	4.11
Outstanding at September 30, 2006	5,305,035	$ 1.69	2.42
Exercisable at September 30, 2006	4,555,260	$ 1.34	1.51

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2006 was $1.06. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $52,551 and $337,276, respectively. At September 30, 2006, there was approximately $1.3 million of unrecognized stock-based compensation expense related to non-vested options, which will be recognized over a weighted-average period of 1.97 years.

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

For the periods ended September 30, 2006, and 2005, respectively, the Company had 8,733,029 and 8,508,947 potentially dilutive shares of common stock from the exercise of stock options and warrants, 406,520 and 369,554 potentially dilutive shares of common stock from the conversion of preferred stock and 4,154,635 and 2,407,104 potentially dilutive shares of common stock from the conversion of debt, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. The shares of common stock issuable upon exercise of stock options and warrants and upon conversion of debt and preferred stock to common stock could be dilutive in the future.

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

NBO SYSTEMS, INC.

NOTE I - COMMITMENTS AND CONTINGENCIES – CONTINUED

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

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of September 30, 2006, we have incurred cumulative losses of approximately $44.9 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 17 and 40 percent. The aggregate amount of such loans was approximately $7.56 million as of September 30, 2006. We may need to raise additional funds to continue to operate our business if we are unable to generate positive cash flows from our operating activities. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

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

This item discusses our results of operations for the three and nine month periods ended September 30, 2006, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in our financial position at September 30, 2006, as compared to December 31, 2005, our fiscal year end. This discussion should be read in conjunction with our unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report, and the audited financial statements and accompanying notes included in our Form 10-KSB for the period ended December 31, 2005.

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

Fulfillment Services

We provide Internet and call-center fulfillment services for dedicated closed network gift cards for our partners such as ValueLink. We regularly add new ValueLink clients to our dedicated closed network card order fulfillment program, with 37 ValueLink clients representing approximately 53 brand names.

Re-Sale of Third Party Gift Certificates and Gift Cards

We pre-purchase gift certificates and gift cards at a discount from the full face value and resell the gift certificates and gift cards through various distribution channels. We incur the full inventory risk for our purchases. Our largest re-sale customer is Darden.

NBO SYSTEMS, INC.

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

There is an inventory and capitalization burden using traditional scrip products. Therefore, the charitable fund-raising industry in the United States is increasingly making use of prepaid stored-value cards. We tested and sold multi-merchant stored value cards in the fundraising channel as a supplement to traditional scrip products, useable at a variety of participating local and national merchants. We branded cards used in the K-12 schools under the “Children’s Heroes” name, and label them as Community Scrip Cards (CSC). We have not fully implemented sales and marketing initiatives for the CSC, nor recognized any revenue in 2006, but plan to in 2007.

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

NBO SYSTEMS, INC.

Growth Strategy

Our objective is to become one of the leading providers of prepaid stored-value card programs. We intend to build upon our expertise as a developer of prepaid stored-value card systems and services to mall owners/developers, restaurant chains, incentive program providers and fund-raising institutions. In March 2006, we filed a provisional patent with the US Patent and Trademark Office for two separate patents relating to the customization, personalization and delivery of gift cards. Specifically, the personalization and customization could include the placement of text, photos and graphics of a customers choosing through our regular delivery channels together with un-manned kiosks. These two patents, among others being contemplated, can be integrated into any of the growth strategies detailed below and may provide enhanced revenue opportunities. We place significant value on the opportunities these patents represent. Key elements of our strategy include the following:

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

NBO SYSTEMS, INC.

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

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), “Share-Based Payment.” This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

NBO SYSTEMS, INC.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006, includes amounts of compensation cost for stock-based awards granted prior to the effective date of SFAS 123(R) that vested during the period (based on grant-date fair value estimated in accordance with original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures). In accordance with the modified prospective method, results for the prior periods have not been restated. Reference Footnote G.

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

Interchange and Transaction Fees

We record interchange transaction or processing fees earned in connection with card usage transactions as revenues when received. We begin to recognize material revenues on multi-merchant card sales within the first 90 days from issuance. The issuing bank and card processor calculate the fees owed to us and submit the fee revenue to us from the restricted bank accounts on a regular basis, typically monthly.

NBO SYSTEMS, INC.

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

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Mall gift cards	$ 3,131,000	$ 3,346,000	$ (215,000)	-6.4%
NBO fulfillment (excluding ValueLink and Scrip)	944,000	850,000	94,000	11.1%
ValueLink	655,000	350,000	305,000	87.1%
Mall gift certificates	350,000	675,000	(325,000)	-48.1%
B2B Loyalty/Incentive card	122,000	3,000	119,000	3966.7%
Fundraising card	-	2,000	(2,000)	-100.0%
	$ 5,202,000	$ 5,226,000	$ (24,000)	-0.5%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Mall gift cards	$ 11,226,000	$ 10,281,000	$ 945,000	9.2%
NBO fulfillment (excluding ValueLink and Scrip)	3,228,000	2,810,000	418,000	14.9%
ValueLink	1,796,000	1,015,000	781,000	76.9%
Mall gift certificates	1,035,000	2,363,000	(1,328,000)	-56.2%
B2B Loyalty/Incentive card	419,000	27,000	392,000	1451.9%
Scrip	-	484,000	(484,000)	-100.0%
Fundraising card	-	21,000	(21,000)	-100.0%
	$ 17,704,000	$ 17,001,000	$ 703,000	4.1%

Overall transaction volume (decreased) increased (0.5%) and 4.1% in the three and nine-month periods ended September 30, 2006 respectively. We anticipate increases in our overall transaction volume in 2006 compared to 2005 primarily from our mall gift cards, fulfillment operations including ValueLink, B2B loyalty and incentive cards, and a new distribution channel being pilot tested in 4 malls for the 2006 holiday season. This test involves obtaining lease space as a tenant in 4 shopping malls and selling NBO open platform cards as well as re-selling national and local merchant closed-loop gift cards. Further fundraising card sales and marketing efforts have been postponed until 2007.

Starting in 2004, through 2005, and continuing into 2006, we experienced a major shift from mall gift certificate sales (-56.2% in the nine months ended September 30, 2006) to mall gift card sales (+9.2% in the nine months ended September 30, 2006). This was primarily a result of The Rouse Company and JP Realty being purchased by General Growth Properties. We replaced a significant potion of the lost Rouse and JP Realty gift certificate sales with gift card sales by Glimcher Properties, now our largest mall client, as well as other new independent mall owner/operators. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards. With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue.

We experienced an 11.1% and 14.9% increase in the number of third party gift certificates and gift cards fulfilled in the three and nine month period ended September 30, 2006, respectively. The majority of this transaction volume resulted from year-over-year increases in GMRI (Darden) sales (Red Lobster, Olive Garden, Bahama Breeze and Seasons 52). Our contract with GMRI (Darden) was renewed in August 2006.

ValueLink transaction volume increased 87.1% and 76.9% in the three and nine-month periods ended September 30, 2006, respectively. We expect full year 2006 ValueLink transaction volume to substantially exceed 2005 volumes as ValueLink brings us new clients and brands.

NBO SYSTEMS, INC.

The Scrip transaction volume decrease is a result of our decision to exit the traditional scrip business in favor of selling our Fundraising Card marketed as the Community Scrip Card and the Children’s Heroes Card. We transitioned all of our participating schools to other traditional scrip providers, sold our traditional scrip inventory and phased out traditional scrip operations as of June 30, 2005. Fundraising Cards were sold through one traditional scrip provider. In the future, we expect to sell Fundraising Cards through our own direct marketing efforts. We have not expended significant resources in 2006 but expect substantial increases in marketing and advertising, which we expect to result in increases in transaction volume of cards sold in 2007.

We began sales and marketing of our B2B Loyalty and Incentive Cards with three new clients representing four programs – two for Cisco Systems, Inc., and one each for US Homes as well as Discount Lifestyles. We partner with Jack Nadel International for marketing opportunities. 2006 B2B Loyalty and Incentive Cards transaction volume represents approximately 2.4% of total year to date transaction volume, however, we anticipate significant increases in sales and revenues from this channel going forward as new contracts with third parties are executed.

Revenues and Other Income

Revenues and other income from the various channels are recorded as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Sale of third party gift certificates/cards	$ 945,000	$ 851,000	$ 94,000	11.0%
Fees earned from customers	640,000	624,000	16,000	2.6%
Merchant fees earned from retailers	133,000	136,000	(3,000)	-2.2%
Miscellaneous Income	114,000	101,000	13,000	12.9%
Interest on restricted cash	41,000	31,000	10,000	32.3%
Gift certificate breakage	34,000	53,000	(19,000)	-35.8%
Total revenues and other income	$ 1,907,000	$ 1,796,000	$ 111,000	6.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Sale of third party gift certificates/cards	$ 3,215,000	$ 3,282,000	$ (67,000)	-2.0%
Fees earned from customers	1,491,000	1,371,000	120,000	8.8%
Merchant fees earned from retailers	496,000	437,000	59,000	13.5%
Miscellaneous Income	376,000	366,000	10,000	2.7%
Interest on restricted cash	153,000	104,000	49,000	47.1%
Gift certificate breakage	100,000	495,000	(395,000)	-79.8%
Total revenues and other income	$ 5,831,000	$ 6,055,000	$ (224,000)	-3.7%

Our Company is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother’s Day and Father’s day, but the first nine calendar months of the year typically represent only 30% of our transaction volume and revenues and other income. We anticipate approximately 70% of our full year revenues and other income will be represented by the three-month period ended December 31, 2006.

Overall revenues and other income increased (decreased) 6.2% and (3.7%) in the three and nine-month periods ended September 30, 2006 respectively. We anticipate increases in our overall revenues and other income in 2006 compared to 2005 primarily from our sale of third party gift certificates and gift cards, fees earned from customers and retailers, and a new distribution channel being pilot tested in 4 malls for the 2006 holiday season. This test involves obtaining lease space as a tenant in 4 shopping malls and selling NBO open platform cards as well as re-selling national and local merchant closed-loop gift cards. We have become less reliant on gift certificate breakage due to the shift to gift cards. Year over year reductions in gift certificate breakage will become less substantial in future quarters as evidenced by the comparisons for the three-month period ended September 30, 2006.

Revenue from the sale of third party gift certificates/cards increased 11.0% in the three month period ended September 30, 2006 due to strong demand during the summer months. However, revenue from the sale of third party gift certificates/cards decreased 2.0% in the nine month period ended September 30, 2006. The main reason for the overall reduction in the sale of third party gift certificates/cards is from our exiting the traditional scrip business as mentioned above. We view this decline as temporary and do not view the decline as being indicative of the full fiscal year results we anticipate for December 31, 2006.

NBO SYSTEMS, INC.

As noted in the transaction volume table above, we achieved a 9.2% increase in the transaction volume represented by the sale of mall gift cards in the nine month period ended September 30, 2006. We earn the majority of our revenue on gift cards from the monthly maintenance fees and expiration fees from unused gift cards sold in prior periods. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these point-of-sale fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward and as we sell more gift cards than gift certificates. Fees earned from customers increased 2.6% and 8.8% in the three and nine-month period ended September 30, 2006.

Other income is comprised solely of gift certificate breakage. Other income earned from gift certificate breakage was negative in the three and nine-month periods ended September 30, 2006 due to the shift from the sale of gift certificates to gift cards as previously mentioned. We sold less gift certificates in the last several years, correspondingly reducing the amount of breakage we expect to receive. We anticipate gift certificate breakage to continue to decline as we convert more gift certificate programs to gift card programs. Excluding other income, year over year revenues increased approximately 7.7% and 3.1% in the three and nine-month periods ended September 30, 2006, respectively.

As interest rates rise, we benefit from higher interest rates on our deposit accounts.

Cost of Revenues and Other Income

Cost of revenues for the various revenue channels are as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Third party gift certificates/cards	$ 887,000	$ 823,000	$ 64,000	7.8%
Merchant fees and charges	320,000	262,000	58,000	22.1%
Other	183,000	154,000	29,000	18.8%
Total cost of revenues and other income	$ 1,390,000	$ 1,239,000	$ 151,000	12.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Third party gift certificates/cards	$ 2,996,000	$ 3,076,000	$ (80,000)	-2.6%
Merchant fees and charges	1,129,000	865,000	264,000	30.5%
Other	482,000	693,000	(211,000)	-30.4%
Total cost of revenues and other income	$ 4,607,000	$ 4,634,000	$ (27,000)	-0.6%

In the three months ended September 30, 2006, cost of revenues and other income increased 12.2% compared to a 6.2% increase in revenues and other income for the same period. In the nine months ended September 30, 2006, cost of revenues and other income decreased 0.6% compared to a 3.7% decrease in revenues and other income for the same period. We feel the comparisons are skewed on a temporary basis due to the reduction in other income as discussed above. We anticipate full year growth in revenue to exceed the growth in full year cost of revenue.

Cost of revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates and gift cards to our fulfillment and scrip customers. Our inventory of outside vendors’ cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers at face value. As noted above, we experienced increases in transaction volume, and consequently experienced an increase in the cost of revenues associated with third party cards and certificates sold. Merchant fees and charges increased as a result of more consumers purchasing mall gift certificates and gift cards with credit and debit cards versus cash or checks. The mall developer reimburses NBO for the majority of these costs.

Other Costs is comprised primarily of commissions to mall owner/operators as an incentive to utilize our card programs, postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic and the embossing and encoding of the gift cards. As the number of gift cards issued increases annually, these hard costs increase proportionately. However, we have negotiated volume discounts based on bulk purchases of gift card stock, which resulted in the decrease in other costs of revenue of approximately 30.4% in the nine-month period ended September 30, 2006.

NBO SYSTEMS, INC.

Gross Profit

Gross Profit for the related periods is as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Revenues and other income	$ 1,907,000	$ 1,796,000	$ 111,000	6.2%
Cost of Revenues and other income	(1,390,000)	(1,239,000)	(151,000)	12.2%
Gross Profit	$ 517,000	$ 557,000	$ (40,000)	-7.2%
Gross Margin %	27.1%	31.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Revenues and other income	$ 5,831,000	$ 6,055,000	$ (224,000)	-3.7%
Cost of Revenues and other income	(4,607,000)	(4,634,000)	27,000	-0.6%
Gross Profit	$ 1,224,000	$ 1,421,000	$ (197,000)	-13.9%
Gross Margin %	21.0%	23.5%

In the three and nine months ended September 30, 2006, revenues and other income increased (decreased) 6.2% and (3.7%) respectively, as detailed above. During the same period, cost of revenues and other income increased (decreased) 12.2% and (0.6) respectively as detailed above. Collectively, gross profit decreased 7.2% and 13.9% respectively, and our gross margins decreased 12.6% and 10.6% respectively. We believe these decreases are temporary and are not indicative of the full fiscal year results anticipated for December 31, 2006. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2006. Our shift in revenues away from traditional scrip, which carried a lower gross margin, combined with our transition from the sale of gift certificates to gift cards are expected to be reflected in an increase in gross profit for the full fiscal year.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Personnel	$ 685,000	$ 757,000	$ (72,000)	-9.5%
Rent and office expense	176,000	165,000	11,000	6.7%
Professional fees	99,000	234,000	(135,000)	-57.7%
Other selling, general and administrative expenses	68,000	67,000	1,000	1.5%
Depreciation and amortization	32,000	53,000	(21,000)	-39.6%
	$ 1,060,000	$ 1,276,000	$ (216,000)	-16.9%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Personnel	$ 2,277,000	$ 2,317,000	$ (40,000)	-1.7%
Rent and office expense	490,000	494,000	(4,000)	-0.8%
Professional fees	395,000	917,000	(522,000)	-56.9%
Other selling, general and administrative expenses	181,000	183,000	(2,000)	-1.1%
Depreciation and amortization	99,000	175,000	(76,000)	-43.4%
	$ 3,442,000	$ 4,086,000	$ (644,000)	-15.8%

Selling, general and administrative expenses decreased 16.9% and 15.8% during the three and nine-month period ended September 30, 2006 respectively, due primarily to a decrease in legal fees incurred in 2005 related to defending the litigation referenced in Note I to the financial statements.

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

NBO SYSTEMS, INC.

Interest Expense

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest expense	$ 915,000	$ 602,000	$ 313,000	52.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest expense	$ 2,432,000	$ 2,104,000	$ 328,000	15.6%

As of September 30, 2006 we had notes to stockholders totaling $7,557,329 compared to $6,203,475 as of September 30, 2005. Our interest expense increased 52.0% and 15.6% respectively in the three and nine-month period ended September 30, 2006 due primarily to raising capital through debt to stockholders at unfavorable rates to us. Until such time that we achieve positive cash flow from operations, we will continue to raise working capital from debt and equity offerings. We may sell certain assets to pay down some or all of the debt. All of the working capital needed in excess of operating funds has been provided by loans from existing shareholders or additional equity investments that are discussed below. We sometimes elect to enter into debt agreements with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. Notes to stockholders as of September 30, 2006 bear interest at rates between 17 and 40 percent. In addition, the debt agreements have generally provided for the issuance of warrants to purchase our common stock and provisions to convert the debt to our common stock. In some cases, the conversion price has been less than the fair market value of our common stock, resulting in a non-cash beneficial conversion interest expense feature. In addition, the warrants issued in connection with debt financings and re-financings have been recorded as debt discounts or deferred financing costs. The debt discounts and deferred financing costs are recognized as interest expense over the life of the note. A significant portion of the interest expense recorded resulted from the issuance of warrants as payment of interest, the amortization of debt discounts and deferred financing costs, and the beneficial conversion features. The following table details the interest paid during the year.

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest paid in cash plus change in accrued interest	$ 580,000	$ 378,000	$ 202,000	53.4%
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	335,000	224,000	$ 111,000	49.6%
Total interest expense	$ 915,000	$ 602,000	$ 313,000	52.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change

Interest paid in cash plus change in accrued interest	$ 1,421,000	$ 995,000	$ 426,000	42.8%
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	1,011,000	1,109,000	$ (98,000)	-8.8%
Total interest expense	$ 2,432,000	$ 2,104,000	$ 328,000	15.6%

NBO SYSTEMS, INC.

Net Income (Loss) Attributable to Common Shareholders

Net Income (Loss) attributable to common shareholders for the related periods is as follows:

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (1,601,000)	$ (1,429,000)	$ (172,000)	-12.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (4,790,000)	$ (4,897,000)	$ 107,000	2.2%

Our transaction volume increased slightly for the nine months ended September 30, 2006 from the same period in 2005. Our revenues and other income increased/(decreased) 6.2% and (3.7%) respectively. Cost of revenues and other income increased/(decreased) 12.2% and (0.6%) respectively, gross profit decreased 7.2% and 13.9% respectively, and our gross margin percentages decreased to 27.1% and 21.0% respectively. Additionally, we controlled our selling, general and administrative expenses, realizing decreases of 16.9% and 15.8% respectively year-over-year. We currently have a high cost of capital for operating purposes as evidenced by the interest expense above. In order to obtain operating profitability, we must reduce general and administrative expenses and increase the transaction volume of gift cards sold, thereby increasing revenues. We must take steps to minimize or eliminate interest expense by retiring or restructuring our debt. We may sell assets to eliminate some or all of the notes to stockholders. We were able to reduce our operating losses for the three and nine months ended September 30, 2006 by approximately ($176,000) and ($447,000) respectively from approximately ($719,000) and ($2,666,000) respectively in 2005, even though we had a modest increase in our transaction volume as stated above. Non-operating expenses increased in the three and nine month period ended September 30, 2006 compared to the same period in 2005 primarily due to the interest expense as discussed above. Net loss attributable to common stockholders (increased) decreased (12.0%) and 2.2% respectively for the three and nine-month period ended September 30, 2006. The increase in net loss attributable to common shareholders is significantly attributed to the high interest expense on our debt. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is discussed below.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Three Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Net loss	$ (1,601,000)	$ (1,429,000)	$ (172,000)	-12.0%
Deduct interest expense	915,000	602,000	313,000	52.0%
Deduct income taxes (refund)	(1,000)	1,000	(2,000)	-200.0%
Deduct depreciation and amortization	32,000	53,000	(21,000)	-39.6%
EBITDA	$ (655,000)	$ (773,000)	$ 118,000	15.3%

	Nine Months Ended September 30,		Dollar	Percentage
	2006	2005	Change	Change
Net loss	$ (4,790,000)	$ (4,897,000)	$ 107,000	2.2%
Deduct interest expense	2,432,000	2,104,000	328,000	15.6%
Deduct income taxes (refund)	4,000	4,000	-	0.0%
Deduct depreciation and amortization	99,000	175,000	(76,000)	-43.4%
EBITDA	$ (2,255,000)	$ (2,614,000)	$ 359,000	13.7%

EBITDA is a common metric used to normalize financial results to make comparisons of companies easier and is sometimes referred to as an operating margin. It is a measure of controllable costs by a company and is considered by some, a more stable measure of a company’s operations than net income, mainly because it removes non-cash expenses from the financial results. EBITDA is commonly used by investment bankers to evaluate the financial strength of a company and to establish a valuation for the company based on comparable companies in similar industries. However, EBITDA is a non-GAAP measurement and should not be used as a replacement for GAAP measurements such as net loss or cash flows from operating activities. Our EBITDA results improved 15.3% in the three months ended September 30, 2006 compared to the same period in 2005 primarily. Our EBITDA results improved 13.7% in the nine months ended September 30, 2006, compared to the same period in 2005, an indicator of operational improvement.

NBO SYSTEMS, INC.

Liquidity and Capital Resources

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through September 30, 2006 was approximately $44.9 million. During the nine months ended September 30, 2006, we utilized approximately $3.8 million in cash from operating activities. At September 30, 2006 we had a deficit in working capital of approximately $13.3 million. Our ability to meet our obligations as they come due is dependent upon obtaining additional financing, as may be required and ultimately attaining sustained profitability. Our net losses decreased by 2.2% or approximately $107,000 to $4.790 million from $4.897 million for the nine months ended September 30, 2006, when compared to the nine months ended September 30, 2005.

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

In July 2006, we entered into a demand note with our chief executive officer for $90,000 to be used for general operating purposes.

We continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until our operations provide sufficient cash to meet our needs. We are taking steps to improve profitability and increasing sales efforts. We can give no assurance that we will be successful in executing our plans to improve operations or obtain additional debt and equity financing. We may sell assets to reduce or eliminate some or all of the notes to stockholders. If we are unable to improve operations or obtain additional debt and equity financing, we may be required to restructure operations during 2006. However, we can give no assurance that we will be able to continue operating without additional financing. Our ability to meet our debts as they come due is dependent on our obtaining additional financing as required, and ultimately on our ability to achieve our business plan and attain profitability. We currently operate without a line of credit and occasionally enter into short and long-term promissory notes with accredited investors, typically existing stockholders. These promissory notes often have conversion privileges into our common stock, easing debt service requirements. However, conversion privileges and warrants issued in conjunction with the notes dilute existing stockholders and increase our operating losses.

NBO SYSTEMS, INC.

ITEM 3.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2006, (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

During the nine month period ended September 30, 2006, the Company:

  Reinstated, to debt holders of the Company, warrants to purchase 232,374 shares of common stock that had previously expired unexercised.  The warrants have an exercise price of $2.00 per share.  As part of the agreement, the debt holders paid $.50 per share for the warrants, which will be applied to the exercise price of the warrants.  total proceeds received from the reinstatement of the warrants were $163,063.  For the accounting purpose, the transaction was accounted for as a sale of warrants for cash.

  Reinstated, to certain debt holders and stockholders of the Company, warrants to purchase 155,718 shares of common stock that had previously expired unexercised.  The warrants have exercise prices between $2.00 and $3.00 per share.  No cash was paid in the reinstatement of these warrants.  The warrants issued to current debt holders were recorded at fair value as interest expense of $41,428.  The warrants to certain stockholders were recorded at fair value as a deemed dividend of $42,641.

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

NBO SYSTEMS, INC.

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
4.3

Warrant Agreement. The form of warrant agreement is substantially the same for all outstanding warrants consisting of Class A Warrants; Class B Incentive Warrants; Other Warrants (Filed as Exhibit 6(c) to the Registrant’s Form 10-SB filed on August 2, 2005 and incorporated herein by reference.

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

10.15	First Amendment to Marketer Agreement with MetaPayment Systems dated May 31, 2006 (Filed as Exhibit 10.15 to the Registrant's Form 10-QSB filed on July 15, 2006 and incorporated herein by reference).
10.16

Consent to Assignment to MetaPayment Systems of the Cash Card Issuer Agreement with Discover Financial Services LLD dated June 1, 2006 (Filed as Exhibit 10.16 to the Registrant's Form 10-QSB filed on July 15, 2006 and incorporated herein by reference).

10.17	Contract Services Agreement with Glimcher Properties dated July 24, 2006 (Filed as Exhibit 10.17 to the Registrant's Form 10-QSB filed on July 15, 2006 and incorporated herein by reference).
31.1	Section 302 Certification of Keith A. Guevara, Chairman, President and CEO
31.2	Section 302 Certification of Christopher Foley, Board Member and CFO
32	Certification pursuant to 18 U.S.C. Section 1350 of Keith A. Guevara and Christopher Foley

NBO SYSTEMS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO SYSTEMS, INC.

By /s/	Keith A. Guevara	November 14, 2006
Chairman/President/CEO

/s/ Christopher Foley	November 14, 2006
Director, Chief Financial Officer

/s/Kent Jasperson	November 14, 2006
Secretary/Treasurer, Chief Accounting Officer