Form 10KSB
period 2006-12-31
NBO SYSTEMS  INC
filed 2007-03-27
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $.0005

(Title of Class)

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”): Yes         No   X

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No       X

State issuer’s revenues and other income for its most recent fiscal year: $11,601,000.

No market exists for the common stock of the Registrant, and, therefore no aggregate market value can be determined.

As of March 26, 2007, there were 18,669,916 shares of the issuer’s common stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information required in Part III hereto is incorporated by reference to the issuer’s definitive proxy statement relating to its 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes ____	No X

NBO SYSTEMS, INC.

FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

		Page
PART I		3
ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	15
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
PART II		15
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	15
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	17
ITEM 7.	FINANCIAL STATEMENTS	31
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
ITEM 8A.	CONTROLS AND PROCEDURES	31
ITEM 8B.	OTHER INFORMATION	31
PART III		31
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; CODE OF ETHICS; AND CORPORATE GOVERNANCE	31
ITEM 10.	EXECUTIVE COMPENSATION	32
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	32
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.	32
ITEM 13.	EXHIBITS	33
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	34

Forward-looking Statements

We have included in this Annual Report on Form 10-KSB “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including information incorporated herein by reference. These statements relate to expectations concerning matters that are not historical facts. We use words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends,” and similar words and expressions to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. We have included factors which could cause actual results to differ materially from such expectations, including without limitation, information under the caption “Risk Factors” beginning on page 9 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We were incorporated in Utah on June 23, 1994 as Neighborhood Box Office, Inc. We changed our name to NBO Systems, Inc. on January 29, 2002 when we reincorporated in Maryland. Our principal executive offices are located at 3676 West California Avenue, Building D, Salt Lake City, Utah 84104. Our telephone number is (801) 746-8000. Our website is located at www.nbo.com. We also operate the following websites in connection with the operation of our business: www.thegiftcertificatecompany.com, www.thegiftcardcompany.com, www.giftcardbalance.com, www.myprepaidcard.info and www.getprepaidcards.com. The reference to our website addresses does not constitute incorporation by reference of the information contained on these sites and such information should not be considered to be part of this report.

We have registered the following names and logos as trademarks in the United States: “Community Scrip Card,” “The Gift Card Company,” and “Children’s Heroes.” All other trademarks, service marks or trade names appearing in this report are the property of their respective owners.

We are a developer, marketer and supplier of prepaid stored-value card programs including gift cards, corporate incentive cards and membership reward cards. The growing popularity of gift cards can be attributed, in part, to the convenience and flexibility provided to both purchasers and recipients. A gift card allows the purchase decision to be made by the card recipient. The card recipient, in turn, may avoid the inconvenience of exchanging or returning unwanted or duplicative merchandise. We market our programs to mall owners/developers and operators, restaurant chains, retailers, corporate incentive providers and membership reward programs throughout the United States. Our business focuses primarily on mall gift cards, third party gift card order fulfillment services, incentive and loyalty card programs, and concept/theme cards sold in individual merchant locations. Accordingly, we are subject to typical retail seasonality variations. We experience sales for the majority of our products and services in the last two months of the year, specifically the period between Thanksgiving and Christmas. We are actively pursuing opportunities in the corporate incentive gift card area that may help smooth seasonality effects and provide a more even distribution of cash flows from operating activities throughout the year.

Principal Products and Services

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

•	businesses and organizations that sponsor incentive and loyalty programs; and

•	high volume retailers such as grocers, convenience stores and drug stores as well as small to mid-size individual retailers who could sell our concept/theme cards.

Mall Gift Cards.

The most mature revenue channel is the mall channel, which provides comprehensive gift card and gift certificate products to shopping mall owner/operators that are accepted and redeemable at all mall retail stores. We administer the entire program including accounting, banking, reconciliation and compliance with all applicable state and federal regulations. The shopping mall program was initiated in October 1998 utilizing gift certificates only. We transitioned to gift cards in 2001. Our gift certificate and gift card programs currently include malls managed by multiple owner/operators in various states across the nation.

Mall Gift Certificates.

We continue to offer paper-based gift certificates to legacy customers, but over time, we expect that the paper-based gift certificate business will transition to card-based technology.

Internet Fulfillment.

We provide all call center and Internet fulfillment of gift certificates and gift cards for clients of First Data Commercial Services (“FDCS” formerly “ValueLink”), a subsidiary of First Data Corp, and third-party providers of their own dedicated, closed-end gift card programs such as Darden Restaurants, Inc. ("Darden"), a subsidiary of General Mills Restaurant, Inc. (“GMRI”). We are currently soliciting, negotiating, and finalizing additional business relationships with other national restaurant chains and retail outlets that typically have store locations in or near shopping malls across the United States. In 2006, we doubled the number of FDCS clients to our dedicated closed network card order fulfillment program.

Universal Gift Cards.

Our universal cards (Visa, MasterCard and Discover) may operate in an open network environment; useable anywhere credit/debit cards are accepted. Conversely, some gift cards may be limited to multiple, specific retail establishments through the use of inclusion tables on a private dedicated network (our Discover branded cards) and are sometimes referred to as closed-loop or closed-end cards. The universal cards that operate on the Visa and MasterCard payment systems are issued by national banks that are part of a national bank association and may be used at any merchant that accepts Visa or MasterCard. Discover branded cards are issued by MetaBank on behalf of Discover and, if not restricted, may be used at any participating merchant that accepts Discover. The Discover platform also allows us to restrict the retail establishments in which the card may be used. Our ability to offer customers multiple network alternatives relieves us of the costs of maintaining our own infrastructure to support transaction payment processes. Additionally, our development, marketing, and fulfillment services place us in a central and neutral position among credit card associations, issuing banks and data processors. We intend to leverage this position and offer customers with opportunities to design prepaid stored-value card programs that meet their individual needs. In some instances, we offer open network gift cards (the “Platinum Card”) alongside a specific merchant’s closed loop card.

Corporate Incentive and Membership Reward Cards

Sponsors of corporate incentive programs are increasing their use of prepaid stored-value cards. For businesses, prepaid stored-value cards may be in the form of incentive and reward cards given to employees for achieving specific goals or other general purposes. Our target customers for these cards are third-party providers of incentive, promotion and loyalty programs for a wide variety of entities, such as financial institutions, subscription-based services, membership clubs, automobile dealerships and home builders, among others.

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

Concept/Theme Cards

The concept or theme card (e.g., “Happy Birthday”, “Happy Anniversary”, “Thank You”, “Kid Card”, “Teen Card”, among others) is another use for the prepaid stored-value card designed for mass-market retail distribution. In 2006, we tested distribution of these concept/theme cards with our mall partners. We are currently negotiating distribution agreements with independent sales organizations (“ISO’s”), marketing firms and credit card processors experienced in the retail industry. These third parties will market concept/theme cards to retail locations such as grocery stores, drug stores or convenience stores with which they already have relationships, or market our products to new retail outlets. Our retail concept/theme cards, along with a gift card for the merchant itself, which we will administer, will be available in the checkout lines near the cash registers in a compact, attractive display. We do not load value on the cards distributed through this channel until they are purchased. In order to load value on the cards at the time of purchase, we have developed activation software into several point of sale activation (“POSA”) devices, and in some cases, have developed an application program interface (“API”) into the existing point of sale terminal at the merchant where our activation software can be downloaded remotely, allowing all parties access to all required transaction data.

Growth Strategy

Our objective is to become one of the leading providers of prepaid stored-value card programs. We intend to build upon our expertise as a developer of prepaid stored-value card systems and services to mall owners/developers, incentive program providers, corporations seeking their own incentive card programs, and individual merchants. These individual merchants would, in return, promote and sell our concept and theme cards. Key elements of our strategy include the following:

•	Expand Existing Mall Gift Card Programs

We intend to continue to provide gift card solutions to large and medium-sized shopping center owner/operators by introducing new programs that are more consumer-friendly, and more attractive revenue-sharing programs. Of the approximately 3,800 indoor shopping malls located in the United States, we will concentrate our efforts on those malls having a minimum annual gift certificate or gift card sales volume of $500,000 or greater. We also plan to engage mall owner/operators in the use of our concept or theme cards as a revenue enhancement device to their existing operations.

•	Expand Corporate Incentive Card Programs

We currently provide prepaid stored-value card programs to incentive companies and directly to large corporations for their corporate and consumer incentive programs. We will continue to aggressively pursue new business in key industries to grow revenue from this channel.

•	Establish a Direct Retail Presence for our Concept and Theme Cards

We intend to market our prepaid stored-value concept and theme cards through high-traffic retail locations, such as grocery stores, drug stores, convenience stores and entertainment venues by partnering with ISO’s. We will also market these through the mall channel alongside our mall gift card. We will partner with several national providers for POSA of our cards. These ISO companies market, distribute and manage card activation through the POSA systems for prepaid cards, such as individual merchant cards or phone cards, for sale in grocery store checkout lines or in other retail establishments. The sale of prepaid telephone cards by other vendors at such locations is well established, and increasingly vendors of open and closed network gift cards are now selling through direct retail locations.

•	Expand the Gift Card Fulfillment Program

We intend to attract additional business from our existing fulfillment partners such as FDCS. We intend to entice new customers through word-of-mouth referrals. We are dedicating more resources for out-bound telephone and direct mail campaigns. We plan to expand our gift card order fulfillment business for dedicated prepaid stored-value gift cards primarily through our exclusive arrangement with FDCS for FDCS’s customers. This increased volume of business has allowed us to leverage economies of scale in our operations. We will also continue to pursue order fulfillment business from outside FDCS’s existing customer base where non-compete agreements allow for such activities.

Sales and Marketing

Our approach to sales and marketing varies by product and target market. We maintain an internal sales team supported by senior management, and also use third parties as distribution channels and extensions of our own sales force. We market our prepaid stored value card programs and services to shopping malls, retailers and restaurants, independent sales organizations, incentive companies and to large corporations. Our shopping mall gift cards are sold at customer service desks through mall-staffed dedicated terminals, through Internet websites that we operate and maintain, and through telephone orders to our in-house call center. We tailor our marketing programs specifically to one shopping mall, to a number of shopping malls owned by one owner/operator, to one retailer, or to multiple retailers. We market our merchant gift cards and concept/theme cards to high-volume retailers and to independent sales organizations. We market our incentive cards to larger incentive companies as well as to businesses that use them for employee incentive rewards programs and for customer loyalty rewards programs. Finally, we market our Internet and call-center gift card order processing and fulfillment services to national retailers and restaurants that want us to sell and fulfill their proprietary closed system gift cards from their existing websites. We have developed and offer the capability to customize and personalize gift cards and greeting cards purchased via the Internet. We also maintain several websites to accommodate sales in each of the above-mentioned channels.

Operations and Strategic Relationships

We manage our prepaid stored-value card program operations in four basic categories:

•	Program setup
•	Sales and distribution
•	Redemption
•	Post-redemption activity, including analysis, reporting, and billing

Program Setup

Our operation steps for program setup vary, depending primarily on the platform or network that the card program will employ. Our first step is to define the new program with an issuing bank, the financial institution that is ultimately responsible for the underwriting of the card. We have relationships with several banks that underwrite our card programs, including Bank First and MetaBank.

Next, we work with the issuing bank’s or network’s data processor to establish card number ranges and other details. We have agreements with First Data Corporation and Metavante Corporation, two of the leading data processors in the industry, who handle large volumes of Visa, MasterCard, and Discover transactions. We secure network approval on the card design, including card artwork and terms and conditions. We then order the plastic cards through the data processors, and the processors prepare the cards for distribution by encoding their magnetic stripes and embossing card numbers.

Our setup steps for a closed-network program, such as an FDCS gift card program, require us to form a connection to the FDCS client’s data processor, and then establish a shopping cart on the client’s website to effect Internet and call center sales.

Sales and Distribution

We sell cards through a mall PC desktop counter-top unit (“CTU”), through our websites, our call center, or in bulk to a business-to-business customer, corporate incentive program provider, or through ISO’s to individual merchants using a compatible POSA unit. Upon payment, they receive a card or group of cards loaded with value, ready to use. In programs where we are responsible for handling a credit card transaction in support of a prepaid card sale, we route the transaction through our credit card processor, Nova Information Systems (“NOVA”), an industry-leading gateway to the major credit card networks.

We use CTUs located in the malls as our primary mall gift card and gift certificate sales medium. The CTU software gives the consumer the choice of purchasing a gift card, concept/theme card or paper gift certificate (where supported) by credit/debit card, check, or cash. When the customer presents a credit/debit card for payment, the most common payment source, the mall employee swipes the consumer’s card at the CTU, which then transmits an authorization request to NOVA. Upon receipt of the applicable authorization, the CTU software charges the credit/debit card for the gift card face value, plus any applicable point of sale fees and taxes. We deposit the funds into a local bank account, often on the mall premises. At the end of each business day, we sweep the funds from the depository bank account into a holding account designated specifically for gift card obligations. These restricted bank accounts are maintained by the card-issuing bank or network designate and are separate from our operating accounts. The funds are remitted to merchants as consumers use the gift cards. We earn interest income on the deposited funds and retain the majority of the point of sale fees collected. We share a portion of the point of sale fee with the selling merchant as a revenue enhancing opportunity.

In 2007, we anticipate selling concept/theme cards to consumers from individual merchant locations. We will partner with ISO’s as well as pursue distribution relationships with larger merchants through our own direct sales efforts. We will also generate awareness of our concept card program through direct selling by marketing to potential merchant and ISO partners through trade shows, advertising and referrals. The concept/theme cards may be activated by a CTU or POSA device where the cards are sold. The concept/theme cards may be branded Visa® or Discover® Network, and would be accepted as payment anywhere Visa or Discover credit/debit cards are accepted.

The retail distribution of single merchant gift cards has become virtually ubiquitous at grocery stores, drug stores, convenience stores and other high volume consumer traffic areas. We have obtained significant interest from retailers and independent sales organizations to display and sell our Concept/Theme cards at small to mid-size individual merchants. Our service provides the consumer with a selection of gift cards, including the merchant’s own gift card, that are usable wherever the association’s credit and debit cards are accepted as payment tender. We rolled out the Concept/Theme card program in the fourth quarter of 2006 on a limited basis with our mall partners, and anticipate growing our product mix and distribution in 2007.

Redemption

The flow of funds from sales and redemption activity lies solely within the domain of the merchant’s credit card processors, the card networks, and the issuing bank’s data processors. When a cardholder presents one of our cards at a merchant for redemption, that merchant authorizes the transaction using its own credit card processor and the network affiliated with the card. The data processor receives the authorization request, consults its database, and either approves or denies the purchase. The merchant later settles the transaction with the bank, triggering a transfer of funds from our holding accounts to the merchant. The transactions are high volume – we rely on the ‘heavy iron’ secure and redundant processing systems within the data processors to accommodate this traffic. We earn a portion of the interchange on the usage of the cards.

Post-Use Activity

The data processors relay usage information to us on a regular basis. We use the usage information to add value for our clients by supplying them with store-by-store usage reports, and information on the payment sources used by cardholders to load value on the cards. Our customers use this information to analyze spending trends and to gauge program performance. We rely on usage data to support our billing to our customers of account initiation and interchange fees. In our strategic relationships with issuing banks, data processors, and networks (either open or closed), we have taken care to establish redundant agreements that assure smooth operations if one of the key relationships were to fail.

Customers

Our customer base for our various product offerings include mall owner/operators, restaurant and retail chains, corporate incentive and reward sponsors, and other large corporations. As of December 2006, we provided gift certificates and gift card programs to a total of 73 shopping malls in 28 states. One mall customer, Glimcher Properties, represented 39% of total transaction volume in 2006. Our fulfillment operations for Darden products represented 16% of the total transaction volume in 2006. No other customers accounted for more than 10% of our total transaction volume in 2006. We expect to further diversify our customer base as we execute our growth strategy.

Competition

We face competition in each of our business channels, potentially from much larger financial services companies that have entered the prepaid stored-value card market.

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

The primary competitors in the mall gift certificate/card space are American Express and Mid-America Gift Certificate Company, a subsidiary of BB&T. Another direct competitor in the mall space is Store Financial Systems, based in Chicago, Illinois, a recent entry into the gift card provider business.

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

We also compete with BlackHawk Marketing, a subsidiary of Safeway based in Pleasanton, California, and In-Comm based in Atlanta, Georgia to provide distribution of single merchant pre-paid stored value cards.

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

Onsite Systems

Our Onsite Systems consist mainly of multiprocessor Dell servers running Windows XP Advanced Server and are used to provide services for MS-SQL databases, credit card processing, a modem pool offering a secured redundant connection method for POSA devices, web services, anti-virus software management, accounting software and e-mail services.

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

Software Methodology

Our software design allows several modular applications to run on outlet computer systems (POSA systems) simultaneously. This modular design approach allows us to develop custom POSA solutions and can be configured to accept a variety of payment methods. For example, one POSA system can be configured to accept cash only while another, running the same software modules, can be configured to accept cash, credit and debit cards.

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

Point-of-Sale (POSA) Systems

Our POSA Systems deployed in the field consist of mall-employee manned systems residing on a desk or counter top, known as Dual-Advantage Counter Top Units, or CTUs.

CTUs are POSA devices used for issuing gift cards or gift certificates in the field. This system allows clients to move from paper gift certificates to gift cards at will, reduces the number of configurations deployed in the field and reduces technical support training and manpower costs for computer integration. CTUs are configured to either use our credit card processing services or free standing Verifones.

Intellectual Property

We currently rely on a combination of trademark, copyright, and trade secret law and contractual restrictions with our customers, suppliers and consultants to protect our intellectual property rights. We have filed two federal applications with the US Patent and Trademark Office for the trademarks and service marks relating to the marketing and sale of our products and services.

We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that these business partners maintain the quality of our brand, they may take actions that could materially and adversely affect the value of our proprietary rights or reputation.

Government Regulation

The gift card and the gift certificate industries are regulated primarily by state law and vary substantially from state to state. Some states under their abandoned property laws seek to claim unredeemed gift certificates and gift cards and some states exempt gift certificates and gift cards from the abandoned property laws. Some states regulate expiration dates of gift cards and gift certificates and other states have no provisions for expiration dates. Some states regulate the type and amount of charges that may be applied to gift certificates and gift cards and other states have no regulations. Some states apply money transmitter licensing regulations to issuers of gift cards and gift certificates and others do not. In some states, the state Attorney General and private plaintiffs attempt to regulate gift certificates and gift cards through lawsuits in an attempt to apply a state’s unfair business practices laws or other consumer protection legislation to the gift certificates and gift card business. Finally, some members of Congress have suggested federal legislation to regulate gift cards, although no federal legislation has been enacted to date. We expect that a number of state legislatures will continue to be active in regulating gift cards and gift certificates. On August 1, 2006, a federal judge ruled that New Hampshire could not impose state laws restricting gift-card fees on Simon Property Group’s gift cards, because the bank-issued cards are governed by federal banking laws that supercede state laws. Simon’s Gift Card is issued by U.S. Bank National Association, MetaBank and Bank of America, which collect and keep the fees. Our programs are similar in nature to Simon’s gift card programs and we operate under the same premises regarding collection of fees. We also use MetaBank as the issuing bank for our gift cards. We are continually reviewing legislation enacted from time to time by the various states and we attempt to monitor material instances of litigation affecting gift certificates and gift cards. We make a concerted effort to comply with the laws of the various states and to adapt our business practices from time to time in response to changes in the laws and the results of litigation.

Employees

As of December 31, 2006, we had 41 total employees, consisting of 32 full-time employees and 9 part-time seasonal temporary employees. Our operations staffing varies with seasonal demand. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relationship with our employees is good.

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

Our independent auditors have issued a report questioning our ability to continue as a going concern.

Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006 and 2005. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by the investment community. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent auditors and our financial statements and related notes contained this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

Since inception, we have incurred net losses and negative cash flows from operating activities.

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of December 31, 2006, we have incurred cumulative losses of approximately $46.1 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 10 and 50 percent. The aggregate amount of such loans was approximately $8.3 million as of December 31, 2006. We need to raise additional funds to continue to operate our business. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

If we are not successful in marketing our products and services, our results of operations will suffer.

We have not expended what we consider optimal resources on marketing and advertising to date. We anticipate a significant increase in sales and marketing expenditures particularly for our new products and services to be offered in 2007 and 2008. We have not developed or tested any targeted, integrated, multi-media marketing program that would include print, radio, television or on-line components to build brand awareness and drive sales. Our future growth and profitability will depend in large part upon our ability to:

•	create greater awareness of our products and services and the ways in which consumers and businesses may purchase them;

•	identify the most effective and efficient level of spending for each product in each market;

•	determine the appropriate creative message and media mix for marketing expenditures;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	select the right markets in which to market; and

•	convert consumer awareness into actual store visits, on-line visits and product purchases.

If we are not successful in implementing our marketing program, our results of operations will be adversely affected.

At present, we have a limited number of customers. To continue in business and achieve profitability, we need to expand our customer base.

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

We maintain a non-compete agreement with FDCS, limiting the customer base available for fulfillment contract services. At this time, we are unable to offer fulfillment services to direct FDCS clients or competitors.

Existing and/or proposed federal and state laws and regulations regarding gift certificates, gift cards and other prepaid stored-value cards have limited (and may further limit) the manner in which we operate our gift, incentive and fund-raising card programs and our revenues.

Existing and/or proposed federal and state laws and regulations have limited and may in the future further limit the manner in which we are able to operate our gift and incentive card programs. For example, a bill has been introduced in the U.S. Senate and referred to the Committee on Banking, Housing and Urban Affairs. This proposed legislation, referred to as the Fair Gift Card Act, would, if adopted, preclude us from being able to impose fees, such as the monthly maintenance fees we charge, for non-use or inactivity of gift certificates or gift cards, except in limited circumstances. Further, the proposed legislation would make it unlawful for gift certificates or gift cards to have an expiration date of less than five years from the date of purchase. Some states have already enacted legislation eliminating expiration dates or maintenance fees, and additional states may enact similar legislation in the future. In other states, the statute of limitations before a gift certificate expires is minimally three years from the date of issuance of the gift certificate. We cannot recognize revenue from unused gift certificates until the expiration date or the statute of limitations expires. Accordingly, if the statute of limitations is increased or expiration dates are eliminated then this would extend the time before we would be able to recognize revenue from unused gift certificates and gift cards, which would negatively affect our results of operations.

We currently recognize revenue from the funds underlying unused gift certificates and gift cards, known in our industry as “breakage.” Through their unclaimed property laws (also known as abandoned property or escheat laws), some states seek to claim as abandoned property the funds associated with the obligation related to gift certificates and gift cards that remain unclaimed or unused for a legally specified amount of time. According to the leading U.S. Supreme Court case, Texas v. New Jersey, 379 U.S. 674 (1965), a state may escheat the unclaimed property held by a company if either (1) that company keeps records indicating that the addresses of the property owners are located in that state, or (2) the company does not keep such records, but is domiciled in that state. As a Maryland corporation, we are subject to Maryland’s unclaimed property laws, which expressly exempt gift certificates from its abandoned property laws. We have relied on the ruling in Texas v. New Jersey and our Maryland domicile to determine that the breakage we hold is exempt from delivery to the states.

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

We face the risk that some of the states that have enacted “transactional jurisdiction” provisions will attempt to enforce such provisions and claim the funds associated with the unused gift certificates and gift cards that we hold. If such states are successful in applying such laws, our business prospects, results of operations, liquidity, and financial position would be adversely affected. Furthermore, some of the states which have not enacted “transactional jurisdiction” provisions might enact such provisions in the future. If additional states enact “transactional jurisdiction” provisions and the unclaimed property laws of such states provide for the delivery to the state of finds associated with unused gift certificates or gift cards, our business prospects, results of operations, liquidity, and financial position may further be adversely affected. The potential amount subject to delivery to the states that have transactional jurisdiction statutes that do not exempt gift cards and gift certificates at the end of our last fiscal year is not material.

On August 1, 2006, a federal judge ruled that New Hampshire could not impose state laws restricting gift-card fees on Simon Property Group’s gift cards, because the bank-issued cards are governed by federal banking laws that supercede state laws. Simon’s Gift Card is issued by U.S. Bank National Association, MetaBank and Bank of America, which collect and keep the fees. Our programs are similar in nature to Simon’s gift card programs and we operate under the same premises regarding collection of fees. We also use MetaBank as the issuing bank for our gift cards. We are continually reviewing legislation enacted from time to time by the various states and we attempt to monitor material instances of litigation affecting gift certificates and gift cards. We make a concerted effort to comply with the laws of the various states and to adapt our business practices from time to time in response to changes in the laws and the results of litigation.

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

The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key personnel, including Keith A. Guevara, our President and Chief Executive Officer. We have $2,000,000 in key man life insurance on Mr. Guevara. We believe future success will also depend, in part, upon the ability to attract, retain and motivate qualified personnel. Christopher Foley, our Chief Financial Officer has a three-year employment agreement with a term through December 31, 2009. Christopher McGee, our Senior Vice President of Sales and Marketing has a three-year employment agreement with a term through March 26, 2009.

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

Our headquarters are located at 3676 West California Avenue, Building D, Salt Lake City, Utah, 84104. This facility consists of 20,142 square feet of leased office space. The term of the lease was renegotiated in 2005 to extend through July 31, 2007. We lease the headquarters facility from Wasatch Corporate Park at a base monthly rent of $21,209. We believe that our facilities are adequate for our current needs. However, we may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

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

Market Information

Currently no public trading market exists for shares of our common stock. However, we currently meet all of the requirements for the NASDAQ Over the Counter Bulletin Board (“OTCBB”), but we do not meet the requirements of NASDAQ Capital Market (“Capital Market”). We may solicit reputable market makers to make a market in our common stock and begin trading at some point in the future either on the OTCBB or, if we subsequently meet the requirements, in the Capital Market. However, we reserve the right to delay such actions in light of unforeseen events or changing market conditions. We cannot assure that we will be able to procure the services of reputable market makers. We may elect to defer our support for trading our common stock until we make an initial public offering of our common stock. At the present time, we have not filed a registration statement and we have not commenced the process leading to an IPO.

Holders

As of March 26, 2007, there were approximately 701 stockholders of record of our common stock.

Dividends

We have not declared nor paid cash dividends on our common stock in the past two fiscal years or in any subsequent period. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to support operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend upon a number of factors including, our results of operations, financial position, liquidity, capital requirements, contractual and legal restrictions and other factors the Board of Directors may deem relevant.

Equity Compensation Plan Information

The equity compensation plan information required by this Item is set forth in Part III, Item 11 of this Annual Report on Form 10-

KSB.

Recent Sales of Unregistered Securities

Issuance of Securities to Accredited Investors Pursuant to Section 4(2).

For the year ended December 31, 2006, we issued the following securities without registering the securities under the Securities Act of 1933, as amended.

During the year ended December 31, 2006, we borrowed $2,885,000 from existing stockholders, all of whom are accredited investors, and issued promissory notes in return. In connection with these loans, we issued 862,674 warrants to purchase shares of common stock at various strike prices, including warrants for 316,250 shares exercisable at strike prices between $2.00 and $3.00 per share, expiring no later than 24 months from an initial public offering of our common stock. As of December 31, 2006, borrowings from stockholders totaling $8,286,683 remain outstanding. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. Each of the persons to whom securities were issued is an accredited investor.

On January 3, 2006, we issued 189 shares of common stock in the amount of $377 for services and according to the terms of an employment agreement for one of the Company’s officers. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

On June 2, 2006, we issued 15,200 shares of common stock in the amount of $30,400 according to the terms of a settlement agreement with a former sub-lease tenant. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. The persons to whom securities were issued are accredited investors.

On August 31, 2006, we issued 7,886 shares of preferred stock as stock dividends on previously issued preferred stock in the amount of $73,932. This issuance did not constitute a sale because the recipients did not pay any consideration and did not make any election either to receive the shares or to receive other payment. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. Each of the persons to whom securities were issued is an accredited investor.

On November 21, 2006, we issued 183,335 shares of common stock in the amount of $366,669 according to the terms of an agreement related to an equity offering of the Company’s common stock. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D. The persons to whom securities were issued are accredited investors.

Issuance of Securities To Employees Pursuant To Rule 701.

For the year ended December 31, 2006, we issued the following securities without registering the securities under the Securities Act of 1933, as amended. We relied upon Rule 701.

During the year ended December 31, 2006, we granted options to purchase an aggregate of 100,000 common shares, vesting over a 5-year period, expiring after 10 years, at an average exercise price of $2.00 per share to our employees.

On February 10, 2006, we granted options to purchase an aggregate of 25,000 common shares, vesting at the end of a 1-year period, expiring after 10 years, at an exercise price of $3.00 per share to the independent member of our board of directors.

During the year ended December 31, 2006, we returned 573,500 incentive stock options previously issued to employees to the pool available for issuance as a result of employee terminations.

During the year ended December 31, 2006, 388,092 warrants previously issued to stockholders expired and were subsequently reinstated.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Basis of Presentation

The financial statements included in this Form 10-KSB along with the footnotes and this management’s discussion and analysis present audited results as of and for the years ended December 31, 2006 and 2005, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.We believe the application of accounting policies, and the estimates inherently required in connection with the application of such policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

Historically, we expect to receive approximately between 8%-10% of the value loaded on our consumer-based prepaid stored value cards back in the form of maintenance fees, expiration fees, remaining amount inquiry fees and other administrative fees.

With respect to our various gift certificate programs, we derive revenue and other income from a number of sources, including:

•	Interest income on funds held in reserve until utilized for gift certificate transactions by the customer.
•	Breakage resulting from unused or unusable gift certificates.

We also record revenue from the sale of third-party closed-end gift cards and gift certificates. We purchase these gift cards and gift certificates at a discount as inventory and in turn resell them to customers at full face value through our call center and internet fulfillment website. We record revenue equal to the sales price of the gift cards and gift certificates sold plus shipping and handling charges.

We also provide gift card fulfillment services to clients of FDCS through our call center and internet fulfillment website.  We record revenue equal to the fulfillment fee paid to us by FDCS and the shipping and handling charges.

Revenue Recognition/Cost of Goods

Gift Card Fees

We recognize several different types of fees related to our gift card programs. The timing of the revenue recognition varies depending on the type of fee being charged.

Point of Sale Fees

In most circumstances, we charge an up-front point of sale convenience fee on the sale of gift cards in retail establishments. We charge this fee to the customer at the time the purchaser purchases the gift card. We recognize revenue from the point of sale convenience fee ratably over the life of the gift card or gift certificate. If the gift card or gift certificate is fully used, any remaining balance of deferred point of sale convenience fee is recognized as revenue at that time.

Interchange and Transaction Fees

We record interchange transaction or processing fees earned in connection with card usage transactions as revenues when received. The issuing bank and card processor calculate the fees owed to us and submit the fee revenue to us from the restricted bank accounts on a regular basis, typically monthly. We receive a point of sale fee upon activation of the card. However, we recognize revenue on the point of sale transaction fee ratably as the card is used or at the expiration of the card if the funds on the card are not redeemed. The issuing bank and card processor calculate the fees owed to us and submit the fee revenue to us from the restricted bank accounts on a regular basis, typically monthly.

Monthly Administrative Fees, Renewal Fees, and Expiration Fees

Our cards are governed by the rules of, and approved by, the member bank associations (Visa and MasterCard) and Discover. The member bank associations and their related issuing financial institutions require us to fund the value of the prepaid stored value cards within 24 hours from the sale of the card. We sweep the depository funds from the mall owner/operator depository accounts and hold the funds in restricted bank accounts. The issuing bank or financial institution sweeps the funds reserved for gift card redemptions from our restricted cash accounts to be held for future card redemptions. We show the funds on our balance sheet as restricted cash. We record an offsetting liability labeled gift certificates/gift cards payable on our balance sheet. The card-issuing bank makes a daily reconciliation to net new sales against usage and fees owed to us.

The average life of all cards is approximately 3 to 6 months. Consumers use most prepaid stored value cards (approximately 85% to 90%) before any maintenance fees or expiration fees are imposed. For those cards that are not fully used by a particular date (which may vary from mall to mall), we charge a monthly administrative maintenance fee (typically $2.50 per month) to the card per the Terms and Conditions (imprinted on the prepaid stored value card and in a separate document provided at the point of sale) until the remaining amount on the card is zero or until the card reaches the expiration date, subject to the requirements of local law which might place restrictions on fees. Our experience shows that approximately 8% of the face value of all prepaid stored value cards sold will be returned to us in the form of maintenance fees. We record revenue from monthly administrative fees in the month in which they are charged. Cardholders may check the remaining balance on their card or reload amounts on an existing card by calling us at the phone number listed on the back of the card or through our website. We charge a fee to the cardholder to check the remaining card balance or to reload funds on the existing card. Such inquiry fees and renewal fees are recognized at the time balance inquiry is made or an amount is reloaded on the existing card.

The card has a maximum life of 18 to 36 months based on the “Valid thru” (or other similar phrase) date imprinted on the face of the card. The issuing banks mandate this expiration date. Incentive and loyalty cards typically have a shorter expiration date of 3-6 months and are typically exempted from laws governing fees on gift cards. Upon expiration of the card, the issuing bank holding the funds for our cards remits to us the funds remaining as an expiration fee, which we record as revenue when received. Our experience shows that less than 2% of the face value of all cards sold will be returned to us in the form of expiration fees.

The up front convenience fees, monthly administrative maintenance fees and the expiration fees enable us to provide the prepaid stored value card service to consumers and cover our up-front costs. We record gift card maintenance and expiration fees as revenue in the period earned.

Incentive and Customer Reward Program Fees

We contract with third-party providers of incentive, promotion and loyalty programs for a wide variety of entities, including financial institutions, subscription-based services, and membership clubs, to provide the prepaid stored-value cards and associated administration of the cards. Generally, we charge an up front fee per card issued in the incentive programs. Revenue from the up front fees is recognized ratably over the life of the card. If the prepaid stored-value card is fully used, any remaining balance of deferred up front fee is recognized as revenue at that time. These cards typically have an expiration date of six months and are typically exempt from regulations regarding the imposition of fees.

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

We do not record the full amount of the mall gift certificate sale as revenue. We recognize the majority of our other income from unused or unusable gift certificates, known in the industry as “breakage”. We classify breakage as “Other Income” in our statement of operations. We recognize income from breakage upon expiration of the gift certificate, or when no expiration date exists, upon the extinguishment of the liability per the applicable state statute of limitations, for which we use an average of three years from the date of issuance. We have tracked usage and breakage patterns since inception. Our historical analysis indicates that we receive less than 4% of the gift certificate gross transaction volume in the form of breakage. However, this breakage income is deferred a minimum of 12 months from the sale date to several years from the sale date, based on the existence or non-existence of an expiration date on the gift certificate. As we record breakage income in the statement of operations in the applicable period, we record a corresponding decrease in gift certificate liability.

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

We record the pre-purchased inventory fulfillment business transaction volume conducted for third parties as revenue. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate selling through other business channels in 2007. Additionally, at some point in 2007, the Darden relationship and the subsequent revenues received from selling Darden gift cards will shift from a pre-purchased inventory scenario where we recognize the full face value of the gift card sold as revenue, to a fee per card fulfilled basis similar to our relationship with FDCS. Although this change will significantly impact our revenues in 2007 and periods going forward from this client, we expect an immaterial change in operating profit as a result. We anticipate this change to become effective in the second quarter of 2007.

FDCS, our leading fulfillment customer, pays us on a per card fulfilled basis, which we record as revenue in the appropriate period. Typically, we ship FDCS consumer orders from our facilities in Salt Lake City. Most orders are placed by consumers and corporations via our website or call center operators. We retain any shipping and handling margins from the fulfillment of the FDCS products.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), we measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when estimating expected forfeitures, including types of awards, employee roles, and historical experience.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Our Primary Business Channels

The Shopping Mall Channel

Industry sources such as the Mercator Advisory Group estimate over 21 million prepaid cards were issued in 2004. This number more than doubled to over 45 million cards in 2005, representing $165 billion in open loop and closed loop prepaid transaction volume. Growth in the open loop prepaid card market is predicted to be the fastest growing segment within the burgeoning prepaid card space over the next few years. Although gift certificate sales have been growing at an annual rate of 11% to15% since 1993 and reached 20% annual growth in 2004, gift cards are rapidly replacing traditional paper gift certificates because of their greater flexibility and convenience. We anticipate by 2008, gift cards will represent 80% of the total amount of sales of gifts that are given in the form of gift cards and gift certificates.

Approximately 3,800 covered or indoor shopping malls and 37,000 outdoor shopping centers or outlets (often referred to as strip centers), exist in the United States. Approximately 15 major commercial property developers own about 1,500, or 42.9%, of the indoor malls. Smaller commercial property developers or independent owner/operators own or manage the remaining mall properties. Several of the larger indoor-mall property owners/developers, with interests in roughly half of the indoor malls, manage their own gift certificate/card programs. The owner/operators of the remaining indoor malls either outsource their gift certificate/card programs or do not currently have such programs.

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

We have been marketing our gift card programs, and related fulfillment services, to targeted mall owner/operators since October 2001. Our typical mall owner/operator does gift certificate/card volume averaging $500,000 per year. We currently service 73 mall properties in 28 states across the nation. We have serviced in excess of 100 malls in 38 states in recent years; however, the commercial real estate market, particularly shopping malls, experienced a significant amount of consolidation. The largest mall developers are buying even more shopping mall properties from large to mid-size owner/operators. Typically, the largest mall developers have the resources to manage their gift certificate or gift card programs in-house. That consolidation has resulted in a loss of business for us each of the last several years. We have been able to make up some of the losses by adding new shopping mall clients to our portfolio. The industry consolidation is outside of our control. We typically collect termination fees when our contracts are not renewed due to consolidation. Typically, we are contractually unable to force an acquiring mall company to continue with our gift certificate or gift card program.

As a result of our efforts to convert our gift certificate customers to gift cards, our gift certificate business has been declining, both in terms of volume and in terms of the percentage of our business. We anticipate 2007 gift certificate gross transaction volume will decrease compared to 2006 due to the number of our mall owner/developer customers converting from paper gift certificate programs to gift card programs. Our gift card programs may be tailored specifically to the owners/developers of one or more shopping malls, as well as individual and multiple retailers.

Early in 2005, we changed the economic structure of our mall gift card contracts to become less reliant on monthly maintenance fees and focus more on up-front point of sale fees to consumers, which is sometimes paid for by the mall owner/operator. We recognize point of sale fee revenue ratably over the life of the cards. Up front fees improve our cash flow as we do not have to wait for a period of time to charge fees to the card. Generally, monthly maintenance or administrative fees are not charged until approximately 13 months after the sale of the card, whereas the up front fees are charged at the time the card is sold to the customer. Up front fees also help to mitigate some of the risk being imposed by various state legislatures in attempting to restrict the use of monthly maintenance fees as a method of recouping our cost of administrating the gift card programs. In some cases, the point of sale fees have resulted in decreased sales as consumers may be reluctant or unwilling to pay for the gift card services. However, we have found that this approach reduces our legal liability and makes our programs more consumer friendly.

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

If federal, state or local legislation is enacted that exposes us to increased liability, we are prepared to exit the mall gift card business to focus on our other stored value products that do not have such onerous restrictions. Our new contracts now provide us with the ability to renegotiate or terminate the contract if the economics are unfavorable to us, based on legislative changes enacted into law. On August 1, 2006, a federal judge ruled that New Hampshire could not impose state laws restricting gift-card fees on Simon Property Group’s gift cards, because the bank-issued cards are governed by federal banking laws that preempt state laws. Simon’s Gift Cards are issued by U.S. Bank National Association, MetaBank and Bank of America, which collect and keep the fees. Our programs are similar in nature to Simon’s gift card programs and we operate under the same premises regarding collection of fees. We also use MetaBank as the issuing bank for our gift cards. We are continually reviewing legislation enacted from time to time by the various states and we attempt to monitor material instances of litigation affecting gift certificates and gift cards. We make a concerted effort to comply with the laws of the various states and to adapt our business practices from time to time in response to changes in the laws and the results of litigation.

Fulfillment Services

We are the exclusive provider for Internet and call-center order processing and fulfillment services for dedicated closed network gift cards for our partners such as FDCS and Darden. We also fulfill on an exclusive basis, third party gift certificates and gift cards acquired through our own direct marketing efforts. Our total number of FDCS clients/brands grew from 40 in 2005 to 77 at December 31, 2006. We anticipate an increase in FDCS clients in 2007 and a corresponding increase in revenues.

Darden Restaurant concept sales (Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52) grew from approximately $6.2 million in 2005 to approximately $6.9 million in 2006.

We also plan to pursue fulfillment opportunities on our own that do not infringe upon our non-compete agreement with FDCS. We have developed and introduced re-loadable card options as well as gift card and greeting card personalization options to consumers purchasing gift cards via the Internet, supplementing our fulfillment revenue streams. We will continue to focus our efforts on business which produces acceptable margins to our company while discontinuing unprofitable operations.

Incentive Cards

According to a 2006 Mercator Advisory Group industry survey, gift cards and certificates are used by over 80% of companies in the United States as part of their overall incentive programs. Uses include recognizing performance, as sales incentives, as business gifts and as consumer promotions. Gift cards are being used as incentive tools across all types of organizations, including manufacturers, wholesalers, retailers and service providers.

We believe a significant portion of our sales and revenues going forward will be derived from business-to-business prepaid card programs. We believe we can significantly improve the number of new programs we bring on board in 2007 based on new direct sales and marketing efforts being directed at this channel. These types of gift card programs are typically exempt from general gift card legislation as these programs are funded by corporations, not consumers, and are given to employees or consumers free of charge. We intend to shift more of our focus on these products going forward.

In 2006 we supported incentive card programs for Dream Dinners, WIN Management, LLC, Jack Nadel, Inc., Lennar Corp/US Homes, and Discount Lifestyle Centers. We expect to add a number of new programs with significant volume increases in 2007 based on new agreements signed in the first quarter of 2007.

Retail Distribution of Concept/Theme Cards

In 2007, we anticipate selling concept/theme cards to consumers from individual merchant locations. We will partner with ISO’s as well as pursue distribution relationships with larger merchants through our own direct sales efforts. We will also generate awareness of our concept card program through direct selling by marketing to potential merchant and ISO partners through trade shows, advertising and referrals. Purchasers may activate the concept/theme cards by a CTU or through a POSA device. We will brand the concept/theme cards as Visa® or Discover® Network. Merchants will accept the cards anywhere Visa or Discover credit/debit cards are accepted.

The retail distribution of single merchant gift cards has become virtually ubiquitous at grocery stores, drug stores, convenience stores and other high volume consumer traffic areas. We have obtained significant interest from retailers and independent sales organizations to display and sell our Concept/Theme cards at small to mid-size individual merchants. Our program provides the consumer with a selection of gift cards, including the merchant’s own gift card, that are usable wherever the association’s credit and debit cards are accepted as payment tender. We rolled out the Concept/Theme card program in the fourth quarter of 2006 on a limited basis with our mall partners, and anticipate growing our product mix and distribution in 2007.

Results of Operations

Transaction Volume

We include the following figures for informational purposes only. We do not include them in our statements of operations. Transaction volume does not represent our revenues or other income. Rather, transaction volume represents the face value amount of the gift certificates and gift cards that we sell through our various business channels. Transaction volume is sometimes referred to as “sales.”

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change
Mall gift cards	$ 27,428,000	$ 27,759,000	$ (331,000)	-1.2%
NBO fulfillment (excluding FDCS and Scrip)	7,077,000	6,425,000	652,000	10.1%
FDCS	4,676,000	2,287,000	2,389,000	104.5%
Mall gift certificates	2,496,000	4,065,000	(1,569,000)	-38.6%
B2B Loyalty/Incentive cards	680,000	-	680,000	na
NBO Concept/Theme cards	8,000	-	8,000	na
Other	3,000	-	3,000	na
Scrip	-	484,000	(484,000)	-100.0%
Fundraising Card	-	32,000	(32,000)	-100.0%
	$ 42,368,000	$ 41,052,000	$ 1,316,000	3.2%

Overall transaction volume increased 3.2% or $1.3 million in 2006 from 2005. Excluding scrip and fundraising sales from 2005, transaction volume increased 4.5% or $1.8 million in 2006 from 2005. Starting in 2004 and continuing through 2005 and into 2006, we experienced a major shift from mall gift certificate sales to mall gift card sales. We anticipate a further reduction in gift certificate sales as more mall properties convert to stored-value mall gift cards.

Mall gift card sales were flat in 2006 from 2005 due to the increasingly ubiquitous distribution points of gift cards in major volume retailers such as grocery stores and drug stores. Consumers are beginning to understand that a gift card can be purchased almost anywhere. We are shifting our gift card sales focus from just the shopping mall to other retailers as well, using ISO’s to sign retail merchants and partnering with national POSA providers. We anticipate substantially more transaction volume coming from our Concept/Theme cards in 2007. We received approval in the first quarter of 2007 from our largest mall customer to distribute all of our Concept/Theme cards at all of their malls as soon as practical. We expect similar approvals from our other mall clients and new mall clients as well.

With the decline in gift certificate sales, we have developed new products and services to provide diversification away from the mall channel, such as the B2B Loyalty/Incentive cards and the NBO Concept/Theme cards. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue. B2B Loyalty/Incentive card sales began in 2006, resulting $680,000 in transaction volume.

We experienced a 10.1% increase in the number of third party gift certificates and gift cards fulfilled. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden, Bahama Breeze and Seasons 52). Our contract with Darden was renewed through February 2007 and month-to-month thereafter. An amendment to renew the long-term agreement is in process. FDCS transaction volume increased 104.5% in 2006 from 2005. We expect 2007 FDCS transaction volume to exceed 2006 volumes.

Revenues and Other Income

We recorded revenues and other income from the various channels as follows:

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change
Sale of third party gift certificates/cards	$ 7,078,000	$ 6,904,000	$ 174,000	2.5%
Fees earned from customers	2,205,000	1,752,000	453,000	25.9%
Merchant fees earned from retailers	906,000	871,000	35,000	4.0%
Miscellaneous Income	918,000	796,000	122,000	15.3%
Gift certificate breakage	293,000	781,000	(488,000)	-62.5%
Interest on restricted cash	201,000	151,000	50,000	33.1%
Total revenues and other income	$ 11,601,000	$ 11,255,000	$ 346,000	3.1%

Our Company is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother’s Day and Father’s day, but the first nine calendar months of the year typically represent only 35% of our transaction volume and revenues and other income. Approximately 65% of our full year revenues and other income are represented by activity in the fourth quarter of each fiscal and calendar year.

As noted in the transaction volume table above, we have shifted from gift certificates to gift cards. We earned the majority of fees from the monthly maintenance fees and expiration fees from unused gift cards sold in prior periods. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these point-of-sale fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward and as we sell more gift cards than gift certificates.

Revenues and other income increased approximately 3.1% or $346,000 in 2006 from 2005. Other income is comprised solely of gift certificate breakage (down 62.5% or $488,000 in 2006 from 2005). Excluding other income, year over year revenues increased approximately 8.0% or $834,000. Sales of third party gift certificates/cards increased 2.5% or $174,000 in 2006 from 2005. The fees we earned from customers in the form of maintenance fees and expiration fees on gift cards increased 25.9% in 2006 from 2005 as we transition to more gift card sales from gift certificate sales as mentioned above. We expect this upward trend to continue as our mall gift card business grows. Gift certificate breakage income will continue to decrease in future periods due to our shift in focus from gift certificate sales to gift card sales. Miscellaneous income is comprised primarily of postage and handling as well as equipment and software licensing income. As interest rates rise, we benefit from higher interest rates on our deposit accounts.

Cost of Revenues

Cost of Revenues and Other Income:

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change
Third party gift certificates/cards	$ 6,573,000	$ 6,402,000	$ 171,000	2.7%
Merchant fees and charges	1,668,000	1,438,000	230,000	16.0%
Other	818,000	772,000	46,000	6.0%
Commissions	130,000	382,000	(252,000)	-66.0%
Total cost of revenues and other income	$ 9,189,000	$ 8,994,000	$ 195,000	2.2%

Cost of revenues and other income increased 2.2% in 2006 compared to a 3.1% increase in revenues and other income in 2005.

Cost of Revenues associated with third party gift certificates and cards represent the costs associated with providing outside gift certificates and gift cards to our fulfillment customers. Our inventory of outside vendors’ cards and certificates are purchased directly from the vendors at a discount and then resold to outside customers at full face value. As noted above, we experienced increases in sales, and consequently cost of revenues, associated with third party cards and certificates.

Merchant fees and charges increased as a result of the increase in mall gift cards and gift certificates purchased by consumers with credit/debit cards rather than cash or check.

We pay a commission on some mall gift cards sold (based on transaction volume and the number of cards sold) to mall owner/operators as an incentive to use our card programs. We accumulate these commissions and pay the commissions to the malls approximately one year following the completion of the card transaction year. However, in 2005, we changed our economic models to rely less upon monthly maintenance fees on gift cards and more on point of sale fees. Concurrently, we reduced the commission payouts due on expiration of the gift cards. These factors, along with the significant reduction in gift certificate sales, resulted in a 66.0% decrease in commissions paid in 2006.

Other Costs is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the "hard costs" associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the gift cards. As the number of gift cards issued increases annually, these hard costs increase proportionately.

Gross Profit

Gross Profit for the related periods:

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change
Revenues and other income	$ 11,601,000	$ 11,255,000	$ 346,000	3.1%
Cost of Revenues	(9,189,000)	(8,994,000)	(195,000)	2.2%
Gross Profit	$ 2,412,000	$ 2,261,000	$ 151,000	6.7%
Gross Margin	20.8%	20.1%

Revenues and other income increased 3.1% in 2006 from 2005 as detailed above. Cost of revenues and other income increased 2.2% in 2006 from 2005 as detailed above. Collectively, gross profit increased 6.7% in 2006 from 2005. Gross margins increased to 20.8% in 2006 from 20.1% in 2005. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2007. Our shift in revenues away from traditional scrip, which carried a lower gross margin, combined with our transition from the sale of gift certificates to gift cards is reflected in the increase in gross profit. Non-mall programs being introduced are expected to carry higher gross margins, which are anticipated to increase gross profit as well.

Selling, General and Administrative

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change
Personnel	$ 3,151,000	$ 3,100,000	$ 51,000	1.6%
Rent and office expenses	679,000	665,000	14,000	2.1%
Professional Fees	455,000	1,013,000	(558,000)	-55.1%
Other Selling, General and Administrative Expenses	223,000	235,000	(12,000)	-5.1%
Depreciation and amortization	132,000	215,000	(83,000)	-38.6%
	$ 4,640,000	$ 5,228,000	$ (588,000)	-11.2%

Selling, general and administrative expenses decreased 11.2% in 2006 from 2005 due primarily to a decrease in legal fees incurred as a result of defending the litigation in 2005 referenced in previous filings, which have now all been settled. Personnel expenses were flat mainly due to attrition and modest salary increases. Rent and office expenses increased slightly and are expected to decrease in 2007 as we re-negotiate our existing lease which comes to term in July 2007.

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

Operating Profit (Loss)

Operating Profit (Loss) for the related periods:

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change

Revenues and other income	$ 11,601,000	$ 11,255,000	$ 346,000	3.1%
Operating Expenses
Cost of Revenues	(9,189,000)	(8,994,000)	(195,000)	2.2%
Selling, General & Admin. Expenses	(4,640,000)	(5,228,000)	588,000	-11.2%
Operating Profit (Loss)	$ (2,228,000)	$ (2,967,000)	$ 739,000	-24.9%
Operating Margin	-19.2%	-26.4%

Revenues and other income increased 3.1% in 2006 from 2005 as detailed above. Cost of revenues and other income increased 2.2% in 2006 from 2005 as detailed above. Selling, general and administrative expenses decreased 11.2% in 2006 from 2005 as detailed above. Collectively, our operating loss decreased 24.9% or $739,000. Operating margins improved to –19.2% in 2006 from –26.4% in 2005. We will continue to market our products and services to gain market share, thereby increasing revenues, while focusing on higher margin products and shifting our focus to more “up-front” revenue streams. We have consistently decreased our selling, general and administrative expenses despite increases in sales volumes, and will continue to be vigilant in our spending for overhead items. While not yet profitable, we believe the operating results represent a positive trend.

Interest Expense

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change

Interest expense	$ 3,254,000	$ 2,756,000	$ 498,000	18.1%

As of December 31, 2006 we had notes to stockholders totaling $8,286,683 compared to $6,203,475 as of December 31, 2005. Our interest expense increased 18.1% for the year ended December 31, 2006 due primarily to raising capital through debt to stockholders at unfavorable rates to us. The increase in interest expense largely offsets much of the improvement in our operating results. Until such time that we achieve positive cash flow from operations, we will continue to attempt to raise working capital from debt and equity offerings. We may sell certain assets or a portion or all of the Company to pay down some or all of the debt. All of the working capital needed in excess of operating funds has been provided by loans from existing stockholders or additional equity investments that are discussed below. We sometimes elect to enter into debt agreements with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. Notes to stockholders as of December 31, 2006, bear interest at rates between 10 and 50 percent. In addition, the debt agreements have generally provided for the issuance of warrants to purchase our common stock and provisions to convert the debt to our common stock. In some cases, the conversion price has been less than the fair market value of our common stock, resulting in a non-cash beneficial conversion interest expense feature. In addition, the warrants issued in connection with debt financings and re-financings have been recorded as debt discounts or deferred financing costs. The debt discounts and deferred financing costs are recognized as interest expense over the life of the note. A significant portion of the interest expense recorded resulted from the issuance of warrants as payment of interest, the amortization of debt discounts and deferred financing costs, and the beneficial conversion features. The following table details the interest paid during the year.

	Year Ended December 31,
	2006	2005

Interest paid in cash plus change in accrued interest	$ 2,156,000	$ 1,364,000
Interest expense recorded due to beneficial conversion features, warrant extension and amortization of debt discounts and deferred finance costs	1,098,000	1,392,000
Total interest expense	$ 3,254,000	$ 2,756,000

Net Income (Loss)

Net Income (Loss) for the related periods is as follows:

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change

NET LOSS	$ (5,509,000)	$ (5,780,000)	$ (271,000)	4.7%

Our 2006 transaction volume increased 3.2% from 2005. Our revenues and other income increased 3.1% in 2006 from 2005. In 2006, cost of revenues and other income increased 2.2%, gross profit increased 6.7% and our gross margin percentages increased to 20.8%. Additionally, we controlled our selling, general and administrative expenses, realizing a 11.2% year-over-year decrease. Our operating loss decreased by 24.9% in 2006 from 2005. However, these positive events were overshadowed by the high cost of capital for operating purposes as evidenced by the increase in interest expense related to fund raising activities. In order to obtain operating profitability, we must reduce general and administrative expenses and increase the transaction volume of gift cards sold. We must take steps to minimize interest expenses, which rose 18.1% in 2006 from 2005. Our net loss decreased by $271,000 or 4.7% in 2006 from 2005. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) are discussed below.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Year Ended December 31,		Dollar	Percentage
	2006	2005	Change	Change
Net loss	$ (5,509,000)	$ (5,780,000)	$ 271,000	-4.7%
Deduct interest expense	3,254,000	2,756,000	498,000	18.1%
Deduct income taxes	4,000	4,000	-	0.0%
Deduct depreciation and amortization	132,000	215,000	(83,000)	-38.6%
EBITDA	$ (2,119,000)	$ (2,805,000)	$ 686,000	-24.5%

EBITDA is a common metric used to normalize financial results to make comparisons of companies easier and is sometimes referred to as an operating margin. It is a measure of controllable costs by a company and is considered by some, a more stable measure of a company’s operations than net income, mainly because it removes non-cash expenses from the financial results. EBITDA is commonly used by investment bankers to evaluate the financial strength of a company and to establish a valuation for the company based on comparable companies in similar industries. However, EBITDA is a non-GAAP measurement and should not be used as a replacement for GAAP measurements such as net loss or cash flows from operating activities. Our EBITDA results improved 24.5% in 2006, compared to the same period in 2005, an indicator of operational improvement.

Recent Accounting Pronouncements

Staff Accounting Bulletin No.108. In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company has implemented SAB 108 in 2006 and has determined that the relevant effect of both quantitative and qualitative factors on prior year errors do not materially impact current year consolidated financial statements.

SFAS No. 159. In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 by the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

SFAS No. 155. In February 2006, the FASB amended SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the issuance of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier application is permitted. We do not expect the adoption of SFAS No. 155 on January 1, 2007 will have a material impact on the Company’s consolidated financial statements.

FASB Interpretation No. 48. In July 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company has assessed the potential effect of adopting FIN 48 and has concluded that adoption of FIN 48 will have no material impact in its financial statements.

FASB Staff Position EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted. We have adopted FSP EITF 00-19-2 effective January 1, 2007.

We do not believe that other recently issued, but not yet effective, accounting standards if applicable to us, would have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources

Our independent auditors have qualified their opinion with respect to our financial statements to include an explanatory paragraph related to our ability to continue as a going concern in their report for each of our fiscal years ended December 31, 2006 and 2005. Reports of independent auditors questioning a company's ability to continue as a going concern generally are viewed very unfavorably by the investment community. There are a number of risks and challenges associated with such a qualified report including, but not limited to, a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We urge potential investors to review the report of our independent auditors and our financial statements and related notes contained this Report and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through December 31, 2006 was approximately $46.1 million. During the year ended December 31, 2006, we utilized approximately $2.6 million in cash from operating activities. At December 31, 2006 we had a deficit in working capital of approximately $13.9 million. Our ability to meet our obligations as they come due is dependent upon obtaining additional financing. Our net losses decreased by 4.7% or approximately $271,000 to $5.509 million for the year ended December 31, 2006, from $5.780 million for the year ended December 31, 2005.

In January 2006, we restructured several promissory notes to stockholders totaling approximately $1.7 million by reducing the annual interest rate on the notes and extending the maturities. We issued 30,000 warrants to purchase common stock of the Company at an exercise price of $2.00 in conjunction with the restructuring of these notes.

In March 2006, we entered into a promissory note with an existing stockholder for $1 million to be used for general operating purposes. In conjunction with this promissory note, we issued 30,000 warrants to purchase common stock of the Company at an exercise price of $2.50. The note was amended in June 2006 to extend the maturity date to August 2006. An additional 30,000 warrants to purchase common stock of the Company at an exercise price of $2.50 were issued as a result of this amendment. The note was extended again in November 2006 to extend the maturity date to February 2007. An additional 30,000 warrants to purchase common stock of the Company at an exercise price of $2.50 were issued as a result of this amendment.

In March 2006, we entered into a promissory note with an existing stockholder for $100,000 to be used for general operating purposes. In connection with this promissory note, we issued 7,500 warrants to purchase common stock of the Company at an exercise price of $3.00.

In March 2006, we entered into a promissory note with an existing stockholder for $250,000 to be used for general operating purposes. In connection with this promissory note, we issued 10,000 warrants to purchase common stock of the Company at an exercise price of $2.00. The note was amended in April 2006 to extend the maturity date to August 2006. An additional 100,000 warrants to purchase common stock of the Company at an exercise price of $2.00 were issued as a result of this amendment. The note was extended in November 2006 to March 2007.

In April 2006, we entered into a demand note with our chief executive officer for $42,000 to be used for general operating purposes. We subsequently retired $37,711 of this amount.

In May 2006, we entered into a promissory note with an existing stockholder for $125,000 to be used for general operating purposes. We retired this note in May 2006.

In July 2006, we entered into a demand note with our chief executive officer for $90,000 to be used for general operating purposes.

In October 2006, we entered into promissory notes with two existing stockholders for $375,000 each, totaling $750,000, to be used for general operating purposes.

We continue to attempt to raise capital through private equity or debt offerings, as well as institutional investors until our operations provide sufficient cash to meet our needs. We are taking steps to improve profitability and increasing sales efforts. We can give no assurance that we will be successful in executing our plans to improve operations or obtain additional debt and equity financing. If we are unable to improve operations or obtain additional debt and equity financing, we may be required to restructure operations during 2007. We may be able to sell all or a portion of our assets to eliminate debt. We currently operate without a line of credit and we occasionally enter into short and long-term promissory notes with accredited investors, typically existing stockholders. These promissory notes often have conversion privileges into our common stock, easing debt service requirements. However, conversion privileges and warrants issued in conjunction with the notes dilute existing stockholders and increase our operating losses.

Off Balance Sheet Arrangements

We do not have interests in off-balance sheet variable interest entities nor do we have interests in non-exchange traded commodity contracts.

Contractual Obligations

We have various contractual obligations that we record as liabilities in our financial statements. From time to time, we also have employment contracts with our executive officers and others. The contracts that are currently outstanding with our executive officers are described in Part III, Item 10, “Executive Compensation”. We have entered into operating leases for our office facilities. The table below summarizes our debt, including leases.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Current debt	$8,850,972	$8,850,972	$ -	$-	$-
Long-term debt	-	-	-	-	-
Operating leases	$160,373	$152,352	$7,872	$149	$ -
Total	$9,011,345	$9,003,324	$7,872	$149	$-

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented in this report, nor do we expect any adverse impact in the next year.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements required by this item are included in this report following Part III, Item 14 of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

a.	Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2006, the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

b.	Changes in internal controls.

During the fourth quarter 2006 covered by this report, we made no change in our internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act] that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; CODE OF ETHICS; AND CORPORATE GOVERNANCE

The information required by this Item is included in “Proposal No. 1: Elections of Directors”, “Management”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” section of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On January 22, 1997, we approved and adopted the 1997 Stock Option Plan, which is an exempt employee benefit plan under Rule 16b-3 promulgated under Section 16 of the Securities and Exchange Act of 1934, as amended. The 1997 Stock Option Plan is our only equity compensation plan. The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under the 1997 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders(1)	5,260,785	$1.6615	4,614,624(2)
Warrants Not Approved by Stockholders	3,561,327	$2.3597	NA
Total	8,822,112		4,614,624

__________

(1)	Consists of the 1997 Stock Option Plan.
(2)

Consists of shares available for future issuance under the 1997 Stock Option Plan. As of December 31, 2006, an aggregate of 4,614,624 shares of our common stock were available for issuance under the 1997 Stock Option Plan.

The other information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is included in the “Certain Relationships and Related Transaction” and “Director Independence” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Remainder of this page intentionally left blank.

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

The information required by this Item is included in “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” section of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Remainder of this page intentionally left blank.

NBO SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of NBO Systems, Inc.

We have audited the accompanying balance sheets of NBO Systems, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBO Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses, has a working capital deficit of $13,919,575 and an accumulated deficit of $46,140,760 as of December 31, 2006, and had negative cash flows from operating activities of $2,558,668 for the year ended December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah

March 26, 2007

NBO Systems, Inc.

BALANCE SHEETS

ASSETS

	2006	2005

CURRENT ASSETS
Cash	$ 941,562	$ 2,038,617
Restricted cash	15,210,598	13,502,850
Accounts receivable, net of allowance for doubtful accounts
of $7,000 at December 31, 2006 and $6,000 at December 31, 2005	767,738	516,579
Inventory	53,284	10,923
Prepaid expenses	566,573	76,999
Employee advances	903	3,635
Total current assets	17,540,658	16,149,603
PROPERTY AND EQUIPMENT, NET	305,937	373,997
OTHER ASSETS
Deposits and reserves	47,575	290,312
Other assets	362,711	159,428
	410,286	449,740
	$ 18,256,881	$ 16,973,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Gift certificates and gift cards payable	$ 14,540,980	$ 13,646,020
Accounts payable	5,108,409	4,579,935
Accrued liabilities	1,034,934	964,660
Accrued interest	1,924,937	593,420
Notes to stockholders	8,286,683	6,203,475
Notes to officer	564,289	485,918
Total current liabilities	31,460,233	26,473,428
COMMITMENTS AND CONTINGENCIES (Notes B and M)
STOCKHOLDERS’ DEFICIT
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 86,724 and 78,838 shares issued and outstanding at December 31, 2006 and 2005, respectively; redemption value $2.20 per share.	86,724	78,838
Common stock, par value $0.0005; authorized 50,000,000 shares;18,390,750 and 18,192,026 shares issued and outstanding at December31, 2006 and 2005, respectively.	9,195	9,096
Deferred debt financing costs	(7,500)	(495,977)
Additional paid-in capital	32,848,989	31,056,705
Accumulated deficit	(46,140,760)	(40,148,750)
Total stockholders’ deficit	(13,203,352)	(9,500,088)
	$ 18,256,881	$ 16,973,340

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2006	2005
Revenues	$ 11,308,043	$ 10,473,598
Other Income	292,957	781,354
Total revenues and other income	11,601,000	11,254,952

Operating expenses
Cost of revenues and other income	9,188,682	8,993,609
Selling, general and administrative expenses	4,640,011	5,227,589
Total operating expenses	13,828,693	14,221,198

Operating loss	(2,227,693)	(2,966,246)

Interest expense	(3,253,939)	(2,755,880)
Other expenses	(23,061)	(53,846)

Loss before income taxes	(5,504,693)	(5,775,972)
Income tax expense	(4,073)	(3,861)
NET LOSS	$ (5,508,766)	$ (5,779,833)

Dividends on preferred stock	(73,932)	(67,200)
Preferential dividends paid in common stock	(366,669)	-
Deemed dividends on warrants	(42,643)	-
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$ (5,992,010)	$ (5,847,033)

Net loss per common share -- basic and diluted	$ (0.33)	$ (0.34)
Weighted-average number of common
shares outstanding -- basic and diluted	18,221,000	17,315,000

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years ended December 31, 2006, and 2005

	Convertible redeemable preferred stock		Common stock
	Number of Shares	Amount	Number of Shares	Amount	Subscriptions receivable	Deferred financing costs	Additional paid-in capital	Accumulated deficit	Total
Balance at January 1, 2005	71,670	71,670	17,058,670	8,529	(17,900)	-	26,588,832	(34,301,717)	(7,650,586)
Preferred stock dividends	7,168	7,168	-	-	-	-	60,032	(67,200)	-
Common stock issued for
Services	-	-	25,014	13	-	-	85,484	-	85,497
Repayment of note payable	-	-	125,000	62	-	-	249,938	-	250,000
Cash (net of issuance costs of $31,784)	-	-	983,342	492	-	-	2,207,500	-	2,207,992
Common stock options and warrants issued for services
and compensation	-	-	-	-	-	-	50,451	-	50,451
Common stock warrants issued for payment of interest	-	-	-	-	-	-	257,112	-	257,112
Deferred financing costs	-	-	-	-	-	(1,117,095)	1,117,095	-	-
Amortization of deferred financing costs	-	-	-	-	-	621,118	-	-	621,118
Proceeds from debt allocated to warrants and beneficial
conversion feature	-	-	-	-	-	-	458,161	-	458,161
Write off of subscriptions receivable	-	-	-	-	17,900	-	(17,900)
Net loss	-	-	-	-	-	-	-	(5,779,833)	(5,779,833)
Balance at December 31, 2005	78,838	$ 78,838	18,192,026	$ 9,096	$ -	$ (495,977)	$ 31,056,705	$ (40,148,750)	$ (9,500,088)
Preferred stock dividends	7,886	7,886	-	-	-	-	66,046	(73,932)	-
Preferential dividends paid in common stock	-	-	183,335	91	-	-	366,578	(366,669)	-
Reinstatement of warrants	-	-	-	-	-	-	42,643	(42,643)	-
Common stock issued for services	-	-	15,389	8	-	-	30,769	-	30,777
Proceeds from reinstatement of warrants	-	-	-	-	-	-	163,062	-	163,062
Common stock options issued for compensation	-	-	-	-	-	-	509,574	-	509,574
Common stock warrants issued for payment of interest	-	-	-	-	-	-	97,657	-	97,657
Deferred financing costs	-	-	-	-	-	(486,455)	486,455	-	-
Amortization of deferred financing costs	-	-	-	-	-	974,932	-	-	974,932
Proceeds from debt allocated to debt discount	-	-	-	-	-	-	29,500	-	29,500
Net loss	-	-	-	-	-	-	-	(5,508,766)	(5,508,766)
Balance at December 31, 2006	86,724	$ 86,724	18,390,750	$ 9,195	$ -	$ (7,500)	$ 32,848,989	$ (46,140,760)	$ (13,203,352)

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities
Net loss	$ (5,508,766)	$ (5,779,833)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	131,810	215,149
Loss on disposal of other assets and property and equipment	47,134	57,826
Common stock options issued for services and compensation	509,574	50,451
Common stock warrants issued for interest	97,657	257,112
Common stock issued for services	30,777	85,497
Amortization of debt discount and deferred financing costs	1,000,785	1,075,425
Bad debt expense	16,169	17,027
Changes in assets and liabilities
Accounts receivable	(267,328)	64,998
Employee advances	2,732	1,524
Inventory	(42,361)	283,548
Prepaid expenses and other assets	(507,117)	42,935
Accounts payable	528,474	1,514,595
Accrued liabilities	1,401,792	321,738
Total adjustments	2,950,098	3,987,825
Net cash used in operating activities	(2,558,668)	(1,792,008)
Cash flows from investing activities
Purchase of property and equipment	(53,886)	(91,979)
Proceeds from sale of property, equipment, and other assets	-	7,816
Net cash used in investing activities	(53,886)	(84,163)
Cash flows from financing activities
Increase (decrease) in advances on restricted cash	(812,788)	57,307
Proceeds from sale of common stock	-	2,207,992
Proceeds from sale of warrants	163,062	-
Proceeds from notes to officer	132,000	240,000
Payments on notes to officer	(53,629)	(100,000)
Proceeds from notes to stockholders	2,885,000	1,925,000
Principal payments on notes to stockholders	(798,146)	(568,421)
Net cash provided by financing activities	1,515,499	3,761,878
Net (decrease) increase in cash	(1,097,055)	1,885,707
Cash at beginning of year	2,038,617	152,910
Cash at end of year	$ 941,562	$ 2,038,617

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

STATEMENTS OF CASH FLOWS – CONTINUED

	Year ended	Year ended
	December 31, 2006	December 31, 2005
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 823,980	$ 1,165,746
Cash paid during the period for income taxes	4,073	3,861

Noncash Investing and Financing Activities
Transfers of fixed assets to other assets	5,302	(1,396)
Transfers of other assets to fixed assets	27,929	2,200
Preferred stock dividends	73,932	67,200
Stock issued to repay notes payable to stockholders	-	250,000
Proceeds from debt allocated to warrants and beneficial conversion feature	29,500	458,161
Deferred financing costs from refinance of convertible debt	486,455	1,117,095
Preferential dividends paid in common stock	366,669	-
Deemed dividend on warrants	42,643	-
Write off of subscriptions receivable	-	17,900

The accompanying notes are an integral part of these statements.

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

In October 1998, NBO entered into long-term exclusive agreements with certain mall property and retail owners in an effort to build a larger national presence in selling gift certificates. As a result of these contracts, the Company started significant gift certificate operations and was no longer considered a development stage company as of March 31, 1999. The Company has since entered into long-term exclusive agreements with certain mall property owners and other third parties to provide stored-value gift card services. The Company also provides fulfillment services for third-party national retailer gift certificates and gift cards.

In January 2002, the Company merged into its wholly owned subsidiary, NBO Systems, Inc., which was incorporated in the State of Maryland and thereafter filed a dba as The Gift Certificate Company. The effect of this transaction was to reincorporate the Company in the State of Maryland.

During 2003, the Company changed its fiscal year from March 31 to December 31.

2.	Use of estimates

The preparation of the Company’s financial statements, in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, including those related to estimated breakage (see Note A - Item 10), that affect the reported assets and liabilities, and the disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported revenues and expenses for the periods of presentation. Actual results could differ from those estimates.

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

We have a broad customer base from a variety of product offerings, including mall owner/operators, restaurant and retail chains, corporate incentive and reward sponsors, and fund-raising organizations. As of December 2006, we provided gift certificates and gift card programs to a total of 70 shopping malls throughout the USA. One mall customer represented 38.6% of total transaction volume and 16% of total revenue and other income in 2006. Our fulfillment operations for one customer represented 16.3% of the total transaction volume and 64% of total revenue and other income in 2006. No other customers accounted for more than 10% of our total transaction volume or total revenue and other income in 2006.

4.	Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. See Note C for a discussion regarding accounting policies for restricted cash.

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Years
Furniture and fixtures	10
Counter top units	5
Support equipment	5
Office equipment	5
Software	5
Leasehold improvements	5

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

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

The average number of shares of all stock options and warrants granted, all convertible notes to stockholders, and convertible preferred stock included in Notes H, K and L have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the years ended December 31, 2006 and 2005.

For the years ended December 31, 2006 and 2005, respectively, the Company had 13,475,793 and 11,644,907 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

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

The Company records and compiles the total cumulative amount of breakage on gift certificates and gift cards based on total historical sales and breakage experience since the Company began selling paper gift certificates in October 1998 and gift cards in October 2001. The Company monitors historical breakage experience and makes estimates of future breakage and trends based on that historical experience. The Company makes operating cash decisions and realizes advances on restricted cash based upon those historical sales and breakage estimates. We do not use restricted cash in excess of the estimated amount of breakage calculated on historical sales for working capital purposes.

Gift Card and Gift Certificate Fees

Revenue is recognized on gift cards in the period in which the Company receives the point of sale fee, maintenance fee, service charge, or expiration fee applied to the consumer's gift card in accordance with the gift cards terms and conditions provided with each gift card. During 2006, in some cases, the Company began charging an up-front point of sale convenience fee on the sale of gift cards in retail establishments. The Company recognizes revenue from the point of sale convenience fees ratably over the life of

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

the gift card or gift certificate. If the gift card or gift certificate is fully used, any remaining balance of deferred point of sale convenience fee is recognized as revenue at that time. Point of sale convenience fees were not material in 2006, however the Company expects such fees to become a more significant portion of total revenues and other income in future periods. Merchant fee revenue earned from retailers is recognized when gift certificates or gift cards are sold. With respect to gift certificate or gift card service contracts, reimbursable merchant fee revenue is recognized as costs are incurred, and includes applicable fees earned through the date services are provided. Revenue from per-card fulfillment fees is recognized upon invoice to the third party.

Interest Income

Interest income is recognized when earned.

11.	Stock-Based Compensation

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, the Company accounted for its stock option plan following the recognition and measurement principles of Account Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options granted to directors, officers, and employees of the Company as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share Based Payment. This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requiring companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect of adopting SFAS No. 123(R) as of January 1, 2006:

Year Ended
December 31, 2006
Total employee stock-based compensation	$ 509,574
Impact on basic and diluted net loss per common share	$ 0.03

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123, is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006:

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Year ended December 31, 2005

Net loss attributable to common stockholders as reported	$ (5,847,033)

Add: Stock based employee compensation included in reported net income, net of related tax effects	-
(5,847,033)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(609,983)
Net loss attributable to common stockholders - pro forma	$ (6,457,016)

Net loss per common share - as reported	$ (0.34)
Net loss per common share - pro forma	$ (0.37)

The Company granted 125,000 and 135,000 stock options during the years ended December 31, 2006 and 2005, respectively. The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2006 and 2005 using the Black-Scholes option pricing model were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2006	2005
Weighted average fair value of options granted	$ 2.20	$ 3.70
Expected dividend yield	-	-
Expected price volatility	33.95%	32.85%
Risk-free interest rate	4.82%	4.37%
Expected life of options in years	10	10

Due to the Company’s limited trading volume and history, the expected volatility of the option is determined using a weighted average historical volatility of eight companies with comparable business features. The expected life of options granted is based on the Company’s historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%.

As of December 31, 2006, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was approximately $1,447,000 and the weighted average period over which these awards are expected to be recognized was approximately 2.38 years.

See Note L for more information regarding the Company's stock Compensation plan and the assumptions used to prepare the pro forma information presented above.

The Company issues shares of common stock as payment for services or purchase of assets to certain service providers, contractors and other non-employees. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, stock issued for services is valued based on the fair value of the stock on the earlier of the date of a performance commitment agreement or the date when performance is completed. Expense is recognized over the requisite service period of the stock award.

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

12.	New accounting pronouncements

Staff Accounting Bulletin No.108. In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company has implemented SAB 108 in 2006 and has determined that the relevant effect of both quantitative and qualitative factors on prior year errors do not materially impact current year consolidated financial statements.

SFAS No. 159. In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 by the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

SFAS No. 155. In February 2006, the FASB amended SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the issuance of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15,

2006. Earlier application is permitted. We do not expect the adoption of SFAS No. 155 on January 1, 2007 will have a material impact on the Company’s consolidated financial statements.

FASB Interpretation No. 48. In July 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company has assessed the potential effect of adopting FIN 48 and has concluded that adoption of FIN 48 will have no material impact in its financial statements.

FASB Staff Position EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted. We have adopted FSP EITF 00-19-2 effective January 1, 2007.

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

13.	Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2006 and 2005, the Company expensed $10,842 and $19,313 respectively.

14.	Shipping and Handling Fees

Shipping and handling costs are included in cost of revenues and other income. Shipping and handling costs consist of postage expense from the shipment of gift cards and gift certificates from fulfillment services and from the sale of third-party gift cards and gift certificates.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the year ended December 31, 2006, the Company had negative cash flows of $2,558,668 from operating activities. At December 31, 2006, the Company had a deficit in working capital of $13,919,575 and an accumulated deficit of $46,140,760. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability.

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

There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt or equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2007. Management believes that if the Company were not able to obtain additional financing for the development of its overall business, operations could be restructured in order for the Company to be profitable at the current level of sales. However, there can be no assurance that the Company will be able to achieve its plan or to continue operating without additional financing. The Company has considered selling some or all of its assets, or being merged or acquired by another entity to eliminate debt service.

NOTE C - RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in depository bank accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $1,703,000 at December 31, 2006. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards. Restricted funds for gift cards are transferred to operating accounts at the time fees are charged to the cards or when the cards expire. For gift certificates, restricted funds may be transferred to operating accounts based on estimated breakage. Gift certificate breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards "estimated breakage" is

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash to unrestricted cash, meaning our general operating accounts, upon issuance of the gift certificate. Estimated breakage used is not recorded as income at that time. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage becomes actual breakage and is recognized as income. At such time, the amount of the obligation associated with gift certificates payable is reduced by a corresponding amount.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows as of December 31:

	2006	2005
Furniture and fixtures	$270,975	$269,626
Counter top units	67,381	52,304
Support equipment	264,442	250,897
Office equipment	579,605	586,640
Software	211,877	205,404
Leasehold improvements	145,660	145,660
	1,539,940	1,510,531
Less accumulated depreciation and amortization	(1,234,003)	(1,136,534)
	$305,937	$373,997

NOTE E - DEPOSITS AND RESERVES

Deposits and reserves consist of the following as of December 31:

	2006	2005
Gift card reserves	$2,430	$266,667

General Deposits	45,145	23,645
	$47,575	$290,312

NOTE F - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2006	2005
Payroll and paid time off	$571,901	$625,433
Interest	1,924,937	593,420
Credit card merchant fees	206,485	197,464
Deferred card fee revenue	116,239	-
Other	140,310	141,763
	$2,959,872	$1,558,080

NOTE G - NOTES TO OFFICER

The Company had notes payable of $484,289 and $390,000 at December 31, 2006 and 2005, respectively, to its chief executive officer and chairman of the Board of Directors. The notes are unsecured and bear interest at 10%. Additionally, the Company has various unsecured and non-interest bearing notes payable to its chief executive officer and chairman of the Board of Directors of $80,000 and $95,918 at December 31, 2006 and 2005 respectively. These notes payable are due on demand.

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE H - NOTES TO STOCKHOLDERS

Notes due to Stockholders consist of the following:

	December 31,	December 31,
	2006	2005
Unsecured notes to stockholders, with interest at 20%, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing.	$147,329	$147,329

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	10,000	10,000

30% unsecured note to stockholder, due May 31, 2006. Convertible at $2.00 per share at option of Holder.	218,850	500,000

50% unsecured note to stockholder due October 2, 2006. At the time of execution of the note, the interest rate was 22% and 30,000 warrants were issued at an exercise price of $2.50. The note entered the first default period on June 2, 2006, increasing the interest rate to 30% and an additional 30,000 warrants were issued at an exercise price of $2.50. The note entered the second default period on August 2, 2006, increasing the interest rate to 40% and an additional 30,000 warrants were issued at an exercise price of $2.50. The note entered the third default period on October 2, 2006, increasing the interest rate to 50% and an additional 30,000 warrants were issued at an exercise price of $2.50.

	1,000,000	-

Unsecured note to stockholder, with interest at 25%, due November 23, 2006. At time of execution of note, 7,500 warrants at an exercise price of $3.00 were issued.	50,065	-

Unsecured note to stockholder, with interest at 10%, due December 29, 2006. At time of execution of note, 10,000 warrants at an exercise price of $2.00 were issued. An amendment to the note resulted in an issuance of an additional 100,000 warrants with an exercise price of $2.00 per common share.	250,000	-

Unsecured note to stockholder, with interest at 27%, due January 3, 2007. Interest payments of $5,500 and the issuance of 1,000 warrants at an exercise price of $2.00 every 3 months. Convertible at $2.00 per share at option of Holder.	100,000	-

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months. Convertible into common stock at $2.00 per share at option of Holder.	800,000	-

Unsecured note to stockholder, with interest at 22%, due January 3, 2007. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months. Convertible into common stock at $2.00 per share at option of Holder.	800,000	-

Note to stockholder, with interest at 15%, due February 11, 2007, secured by first position of certain gift card fees receivable. Certain gift card fees received each month from BankFirst are paid to Holder, until the entire principal and interest balance is repaid in full. Holder received 12,500 warrants to purchase common stock at an exercise price of $2.00 per share.	317,939	-

Unsecured note to stockholder, with interest at 20%, due April 4, 2007. Interest payments of $4,500 due every 90 days. Convertible into common stock at $4.00 per share at option of Holder.	100,000	100,000

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
Unsecured note to stockholder, with interest at 30%, due August 16, 2007. One interest payment of $142,363 was made on September 10, 2005. Interest payments of $206,250 due every 90 days, and Holder receives 7,083 warrants to purchase common tock at an exercise price of $2.00 per share, every 90 days. Convertible into common stock at $2.00 per share at option of Holder.	3,750,000	3,750,000

Note to stockholder, with interest at 15%, due October 18, 2007, secured by second position in certain gift card fees receivable. 50% of certain gift card fees received each month from BankFirst are paid to Holder until the entire principal and interest balance is repaid in full, beginning with the first monthly payment following the retirement of the secured note discussed above wherein 100% of the BankFirst fees are assigned. Interest payments of $14,063 due every three months. Holder received 9,375 warrants to purchase common stock at an exercise price of $2.00 per share.	375,000	-

Note to stockholder, with interest at 15%, due October 18, 2007, secured by second position in certain gift card fees receivable. 50% of certain gift card fees received each month from BankFirst are paid to Holder until the entire principal and interest balance is repaid in full, beginning with the first monthly payment following the retirement of the secured note discussed above wherein 100% of the BankFirst fees are assigned. Interest payments of $14,063 due every three months. Holder received 9,375 warrants to purchase common stock at an exercise price of $2.00 per share.	375,000	-

Unsecured note to stockholder, with interest at 30%, due January 3, 2006. Holder received 33,333 warrants to purchase common stock at an exercise price of $4.00 per share. Convertible into common stock at $4.00 per share at option of Holder.	-	100,000

Unsecured note to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase common stock at an exercise price of $4.00 per share. Convertible into common stock at $4.00 per share at option of Holder.	-	200,000

Unsecured note to stockholder, with interest at 30%, due January 3, 2006. Holder received 66,666 warrants to purchase common stock at an exercise price of $4.00 per share. Convertible into common stock at $4.00 per share at option of Holder.	-	200,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants to purchase common stock at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 22%, due January 24, 2006. Interest payments of $27,500 and the issuance of 5,000 warrants to purchase common stock at an exercise price of $5.50 every 90 days.	-	500,000

Unsecured note to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase common stock at an exercise price of $3.00 per share. Convertible into common stock at $2.00 per share at option of Holder.	-	100,000

Unsecured note to stockholder, with interest at 20%, due May 15, 2006. Holder received 5,000 warrants to purchase common stock at an exercise price of $3.00 per share. Convertible into common stock at $2.00 per share at option of Holder.	-	100,000

Discount on notes payable	(7,500)	(3,854)
Total	$8,286,683	$6,203,475

During 2006, the Company refinanced a significant amount of its notes to stockholders. In connection with these refinances, the Company issued warrants to purchase 341,250 shares of common stock at an exercise price of $2.00. Additionally, 70,000 warrants already held by a note holder were repriced to an exercise price of $2.50 per share. The issuance of the new warrants, the repricing of certain existing warrants, and the right to convert the notes at $2.00 a share of common stock of the Company resulted in a deferred financing cost of $486,455 that is being amortized over the lives of the new notes.

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE J - INCOME TAXES

The actual provision for (benefit from) income taxes is different than the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
Benefit at statutory rates	$ (1,872,980)	$ (1,963,830)
State income tax benefit	(181,789)	(190,607)
Other	(10,903)	-
Permanent nondeductible items	210,237	192,298
Increase in valuation allowance	1,859,508	1,966,000
Total	$ 4,073	$ 3,861

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of December 31, 2006 and December 31, 2005, are comprised of the estimated future tax benefit (provision) due to different financial reporting and income tax bases related to:

	December 31, 2006	December 31, 2005
Deferred tax assets
Net operating loss carry forward	$14,919,280	$13,056,000
Research and development credit carry forwards	131,549	132,000
Asset reserves and accrued liabilities	655,521	655,000
Depreciation	20,158	24,000
Total deferred tax assets	15,726,508	13,867,000
Valuation allowance	(15,726,508)	(13,867,000)
Net deferred tax asset	$-	$-

The Company has concluded it is more likely than not that it will not be able to recognize the benefit of its operating loss and research and development credit carry forwards. Therefore, a full valuation allowance has been provided. At December 31, 2006, the Company had net operating loss carry forwards of approximately $41,000,000 and research and development credit carry forwards of approximately $131,549. The net operating loss and the research and development credit carry forwards expire from 2010 to 2026.

NOTE K – STOCKHOLDERS’ DEFICIT

Common stock, stock options, and warrants

During the year ended December 31, 2006, the Company:

•	Issued 189 shares of common stock in the amount of $377 according to the terms of an employment agreement for one of the Company’s former officers.
•

Recognized, in accordance with SFAS No. 123(R), $509,574 in employee compensation expense determined under the fair value based method for all awards, net of related tax effects. The fair value of the stock options issued was recognized as general and administrative expense.

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

•

Issued, in connection with the issuance of convertible notes payable to stockholders, an aggregate of 81,250 warrants to purchase common stock with exercise prices between $2.00 and $3.00. The Company allocated $29,500 of the proceeds from the convertible notes to stockholders to a debt discount based on the fair value of the warrants and the beneficial conversion feature on the convertible notes. The debt discount is being amortized over the life of the notes.

•

Refinanced certain notes to stockholders. As part of the refinance, warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share were issued. In addition, 70,000 warrants already held by a note holder were repriced to an exercise price of $2.50 per share. The fair value of the new warrants plus the incremental fair value of the repriced warrants totaled $52,636. The fair value of the warrants was recorded as deferred financing costs and is being amortized over the term of the notes.

•

Issued warrants to purchase 311,250 shares of common stock at exercise prices between $2.00 and $3.00 per common share in accordance with several notes to stockholders resulting in deferred financing costs totaling $433,819.

•

Amortized $974,932 of deferred financing and beneficial conversion costs. The January 1, 2006 deferred financing and beneficial conversion costs beginning balance was $495,977. The beginning balance combined with additional deferred financing and beneficial conversion costs during the period of $486,455 and the amortization of the deferred financing and beneficial conversion costs during the period resulted in a deferred financing and beneficial conversion costs balance of $7,500 at December 31, 2006.

•

Issued 133,332 warrants to purchase common stock with exercise prices between $2.00 and $4.00 with a combined fair value of $56,229 as payment of interest in connection with note agreements. The note agreements call for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense as the warrants are issued.

•

Reinstated, to debt holders of the Company, warrants to purchase 232,374 shares of common stock that had previously expired unexercised. The warrants have an exercise price of $2.00 per share. As part of the agreement, the debt holders paid $.50 per share for the warrants, which will be applied to the exercise price of the warrants. Total proceeds received from the reinstatement of the warrants were $163,062. For accounting purposes, the transaction was accounted for as a sale of warrants for cash.

•

Reinstated, to certain debt holders and stockholders of the Company, warrants to purchase 155,718 shares of common stock that had previously expired unexercised. The warrants have exercise prices between $2.00 and $3.00 per share. No cash was paid in the reinstatement of these warrants. The warrants issued to current debt holders were recorded at fair value as interest expense of $41,428. The warrants issued to current stockholders were recorded at fair value as a deemed dividend of $42,643.

•	Issued 183,335 shares of common stock under the terms of a September 2005 offering agreement. Recognized preferential dividends paid in common stock of $366,669.
•	Issued 15,200 shares of common stock as part of a legal settlement. Recognized $30,400 of legal expenses.
•	Issued 7,886 preferred stock dividends in the amount of $73,932.

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

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

The Company declared 10% stock dividends on the Company’s preferred stock, which was paid to stockholders of record through the issuance of additional preferred shares on August 31, 2006 and 2005. The dividends increased the accumulated deficit in the amount of $73,932 in 2006 and $67,200 in 2005.

NOTE L - STOCK OPTIONS AND WARRANTS

Common stock options

The Company has in place the 1997 Stock Option Plan (the “Plan”) and in April 2004, the Board of Directors voted to amend the Plan to increase the number of shares of common stock reserved for issuance to an aggregate of 10,000,000 shares. The stockholders approved the revised Plan at the annual stockholders meeting in May 2004. As of December 31, 2006, the Company has 5,260,785 common stock options outstanding with exercise prices ranging from $.32 to $5.50 per share.

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

During the year ended December 31, 2006, the Company recognized, in accordance with SFAS No. 123(R), $509,574 in employee compensation expense determined under the fair value based method for all awards, net of related tax effects. The fair value of the stock options issued was recognized as general and administrative expense.

Common stock warrants

The Company has the following common stock warrants outstanding as of December 31, 2006:

Class A Warrants

Beginning in November 1995 and concluding in March 1996, the Company offered for sale 66 Units at a price of $25,000 per Unit, in a private placement for bridge financing. Each Unit consisted of a $25,000 promissory note, 5,208 shares of the Company’s common stock and Class A Warrants to purchase 5,208 shares of the Company’s common stock at $2.40 per share.

Each Class A Warrant entitles the registered holder thereof to purchase one share of the Company’s common stock at an exercise price of $2.40 per share during the period between the end of the 12th month and before the end of the 24th month after the completion date of an initial public offering of the Company’s common stock. Unless extended by the Company at its discretion, all Class A Warrants will expire at the end of the 24th month after the completion of an initial public offering. The Class A Warrants are callable by the Company at any time the common shares have been trading at a price equal to or above $2.40 for a period of 30 consecutive trading days on an established exchange. Holders of these warrants have no rights, privileges or liabilities as a stockholder of the Company prior to exercise. The Company has 1,010,672 of Class A Warrants outstanding as of December 31, 2006.

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

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

In January 2003, as a result of an incentive offering to exercise the Class B Warrants prior to the March 2003 expiration date, 1,197 Class B Incentive Warrants were issued at an exercise price of $5.50 per warrant with an expiration date of January 17, 2008. No issuance costs were incurred. The incentive offering was made to accredited investors only.

Other warrants

The Company has issued warrants to purchase common stock of the Company for various reasons, most commonly in conjunction with notes payable. As of December 31, 2006, the Company has 2,937,550 other warrants outstanding with exercise prices ranging from $2.00 to $5.50 per common share. 1,197 warrants are currently exercisable.

During the year ended December 31, 2006 388,092 warrants expired, which were subsequently reinstated.

Changes in the Company’s warrants are as follows:

	Warrants
	Number of shares	Exercise price	Weighted avg. exercise price	Aggregate intrinsic value	Weighted avg. remaining life

Outstanding at January 1, 2005	1,710,111	$ 2.40-$5.50	$ 3.29
Granted	1,565,883	2.00-5.50	2.66	$ 496,780
Exercised	(165,592)	3.00	3.00
Canceled or expired	(23,657)	4.40	4.40
Outstanding at December 31, 2005	3,086,745	$2.00-$5.50	2.36
Granted	474,582	$2.00-$4.00	2.26
Exercised	-	-	-
Canceled or expired	(388,092)	3.00-4.00	3.80
Reinstated	388,092	1.50-3.00	2.10
Outstanding at December 31, 2006	3,561,327	$ 1.50-$5.50	$ 2.36	$ -	N/A

Exercisable at December 31, 2006	1,197	$ 2.40-$5.50	$ 5.50	$ -	1.04

Exercisable at December 31, 2005	389,289	$ 2.00-$5.50	$ 3.81

Changes in the Company’s common stock options are as follows:

	Stock options
	Number of shares	Exercise price	Weighted avg. exercise price	Aggregate intrinsic value	Weighted avg. remaining life

Outstanding at January 1, 2005	5,869,785	$0.32-$5.50	$ 1.96
Granted	135,000	4.00-4.40	3.70
Exercised	-	-	-
Canceled or expired	(295,500)	2.40-5.50	4.01
Outstanding at December 31, 2005	5,709,285	0.32-5.50	1.89
Granted	125,000	2.00-4.00	2.20
Exercised	-	-	-
Canceled or expired	(573,500)	2.40-5.50	4.07
Outstanding at December 31, 2006	5,260,785	$0.32-$5.50	$ 1.66	$ 1,747,937	2.38

Exercisable at December 31, 2006	4,533,810	$0.32-$5.50	$ 1.33	$ 3,052,887	1.49

Exercisable at December 31, 2005	4,461,185	$0.32-$5.50	$ 1.29

NOTE M - COMMITMENTS AND CONTINGENCIES

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

NBO Systems, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

1.	Operating Lease

The Company has an operating lease for the Company’s headquarters through July 2007 at a monthly base rent which includes all taxes on the property. The rental expense under all operating leases was $254,831 and $313,054, for the years ended December 31, 2006 and 2005, respectively.

Future minimum payments for all operating leases as of December 31, 2006 are as follows:

Year ending December 31,	Amount

2007	$152,352
2008	4,309
2009	1,782
2010	1,782
2011	148
$160,373

2.	Gift certificate contracts

The Company has entered into contracts with various entities relative to its gift certificate and gift card business that call for the Company to indemnify the customer against certain claims or charges that may arise from governmental agencies and due to other contingent circumstances. Management is not aware of any liability that exists associated with these contracts and no liability is provided for in the accompanying financial statements. State legal statutes and other provisions of the law may change or be subject to other interpretations and could result in significant liability to the Company.

NOTE N – SIGNIFICANT CUSTOMERS

The Company is unable to compute exact revenues from customers since gift cards and gift certificates are generally sold to individuals; however, one mall customer, Glimcher Properties, accounted for approximately 39% of the combined total gift card and gift certificate transaction volume in 2006, representing approximately 16% of total revenue and other income. The Company’s fulfillment operations for Darden products accounted for 16% of the total transaction volume in 2006, representing approximately 64% of total revenue and other income. No other customers accounted for more than 10% of the Company’s total transaction volume or total revenue and other income in 2006 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, Inc.

By: /s/ Keith A. Guevara

Keith A. Guevara

Chairman/President/CEO

Dated: March 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Keith A. Guevara	President, Chief Executive Officer	March 26, 2007
Keith A. Guevara	and Chairman of the Board of Directors
*Principal Executive Officer

/s/ Christopher Foley	Chief Financial Officer, Director,	March 26, 2007
Christopher Foley	Secretary and Treasurer
*Principal Accounting Officer

/s/ Andrew Boyd-Jones	Director	March 26, 2007
Andrew Boyd-Jones

/s/ D. Kent Jasperson	Controller	March 26, 2007
D. Kent Jasperson