Form 10QSB
period 2007-03-31
NBO SYSTEMS  INC
filed 2007-05-15
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of May 15, 2007, the number of shares outstanding of the issuer’s only class of common stock was 18,669,916.

Transitional Small Business Disclosure Format (check one):	Yes _____ No	X

NBO SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	3

Unaudited Condensed Statements of Operations for the Three Months ended March 31, 2007 and 2006	4

Unaudited Condensed Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006	5

Notes to Unaudited Condensed Financial Statements	6

Item 2 Management’s Discussion and Analysis or Plan of Operations	15

Item 3 Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1 Legal Proceedings	26

Item 2 Unregistered Sales of Equity Securities	26

Item 3 Defaults upon Senior Securities	26

Item 4 Submission of Matters to a Vote of Security Holders	26

Item 5 Other Information	26

Item 6 Exhibits	28

Signatures	28

Certifications	29

Forward-looking Statements

This Report on Form 10-QSB, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 11 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any of the forward-looking statements.

NBO Systems, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$ 234,581	$ 941,562
Restricted cash	7,003,537	15,210,598
Accounts receivable, net of allowance for doubtful accounts of $6,500 and $7,000
at March 31, 2007 and December 31, 2006, respectively	159,888	767,738
Inventory	29,665	53,284
Prepaid expenses	451,994	566,573
Employee advances	346	903
Total current assets	7,880,011	17,540,658
PROPERTY AND EQUIPMENT, NET	278,977	305,937
OTHER ASSETS
Deposits and reserves	45,069	47,575
Other assets	320,263	362,711
	365,332	410,286
	$ 8,524,320	$ 18,256,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	$ 7,105,963	$ 14,540,980
Accounts payable	4,470,805	5,108,409
Accrued liabilities	535,798	1,034,935
Accrued interest	2,552,901	1,924,937
Notes to stockholders	7,841,914	8,286,683
Notes to officer	464,139	564,289
Total current liabilities	22,971,520	31,460,233

COMMITMENTS AND CONTINGENCIES (NOTE I)

STOCKHOLDERS’ DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 86,724 shares issued and outstanding; redemption value $2.20 per share	86,724	86,724
Common stock, par value $0.0005; authorized 50,000,000 shares; 18,669,916 and 18,390,750 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	9,335	9,195
Deferred financing costs	(4,375)	(7,500)
Additional paid-in capital	33,074,239	32,848,989
Accumulated deficit	(47,613,123)	(46,140,760)
Total stockholders’ deficit	(14,447,200)	(13,203,352)
	$ 8,524,320	$ 18,256,881

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31
	2007	2006

Revenues	$ 1,809,641	$ 1,771,982
Other income (expense)	16,810	(3,515)
Total revenues and other income	1,826,451	1,768,467
Operating expenses
Cost of revenues and other income	1,288,532	1,403,019
Selling, general and administrative	1,196,892	1,235,570
Total operating expenses	2,485,424	2,638,589
Operating loss	(658,973)	(870,122)

Interest expense	(830,288)	(606,674)
Other income (expense)	11,106	(968)
Loss before income tax provision	(1,478,155)	(1,477,764)
Income tax provision	(3,794)	(3,063)
NET LOSS	$(1,481,949)	$(1,480,827)
Deemed dividends on warrants	(7,082)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,489,031)	$(1,480,827)

Net loss per common share – basic and diluted	$ (0.08)	$ (0.08)

Weighted-average number of common shares outstanding – basic and diluted	18,443,000	18,192,000

The accompanying notes are an integral part of the financial statements.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Increase (decrease) in cash
Cash flows from operating activities:
Net loss	$ (1,481,949)	$ (1,480,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,541	33,765
Loss on disposal of other assets and property and equipment	1,468	3,928
Common stock options and warrants issued for services and compensation	167,338	154,814
Common stock warrants issued for payment of interest	8,263	3,830
Common stock issued for services	-	378
Amortization of debt discount and deferred financing costs	6,250	230,710
Provision for losses on accounts receivable	421	4,044
Changes in assets and liabilities:
Accounts receivable	607,429	294,844
Employee advances	557	3,056
Inventory	23,619	(5,370)
Prepaid expenses and other assets	156,943	40,154
Accounts payable	(637,604)	(2,688,104)
Accrued liabilities	201,015	(229,866)
Total adjustments	565,240	(2,153,817)
Net cash used in operating activities	(916,709)	(3,634,644)
Cash flows used in investing activities:
Purchase of property, equipment and other assets	(1,459)	(18,208)
Net cash used in investing activities	(1,459)	(18,208)
Cash flows provided by financing activities:
Increase in advances on restricted cash	772,044	342,468
Common stock redeemed	(50,000)	-
Principal payments on notes to officer	(62,963)	-
Proceeds from issuance of notes to stockholders	-	1,350,000
Principal payments on notes to stockholders	(447,894)	-
Net cash provided by financing activities	211,187	1,692,468
Net decrease in cash	(706,981)	(1,960,384)
Cash at beginning of period	941,562	2,038,617
Cash at end of period	$ 234,581	$ 78,233
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 187,812	$ 307,652
Cash paid during the period for income taxes	3,794	3,063
Non-cash investing and financing activities
Transfers of property and equipment to other assets	$ (1,544)	$ (3,809)
Transfers of other assets to property and equipment	2,666	1,974
Proceeds from debt allocated to debt discount	-	17,000
Deferred financing costs from refinance of convertible debt	-	71,421
Rescind preferential dividend paid in common stock	(16,668)	-
Deemed dividends on warrants	7,082	-
Exercise of stock options paid through reductions of $37,187 in notes to officer, $188 of accrued interest and $72,000 of accrued liabilities for paid time off (net of tax)	(109,375)	-

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. (“NBO” or “the Company”) were prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and with the instructions for Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception and negative cash flows from operating activities. During the three months ended March 31, 2007, the Company had negative cash flows of $916,709 from operating activities. On March 31, 2007, the Company had a deficit in working capital of $15,091,509 and an accumulated deficit of $47,613,123. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability.

The Company is continuing its efforts to raise capital through private equity or debt offerings, as well as from institutional investors, to fund its operations until internally generated profitability is achieved. The Company may attempt to establish a line of credit with a financial institution or raise bridge financing until a liquidity event can be achieved. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to minimize costs on existing contracts. The Company is also expanding its available products and services to diversify the risk associated with having limited revenue sources.

There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt or equity financing. If the Company is unable to improve operations or obtain additional debt and equity financing, it may be required to restructure operations during 2007. However, there can be no assurance that the Company will be able to achieve its plan or to continue operating without additional financing. The Company has considered selling some or all of its assets, or merging with or being acquired by another entity to eliminate debt and provide working capital.

NOTE C – RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in demand deposit accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $453,000 as of March 31, 2007. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards. Restricted funds for gift cards are transferred to operating accounts at the time fees are charged to the cards or when the cards expire. For gift certificates, restricted funds may be transferred to operating accounts based on estimated breakage. Gift certificate and gift card breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash accounts to the Company’s general operating accounts, upon issuance of the gift certificate. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage becomes actual breakage and is recognized as income. At such time, the amount of the obligation associated with gift certificates payable is reduced by a corresponding amount.

NOTE D – INVENTORY

Inventory consists of gift certificates and gift cards purchased from third-party retailers. Gift certificates and gift cards are recorded at cost (specific identification method).

NBO SYSTEMS, INC.

NOTE E - NOTES TO STOCKHOLDERS

	March 31,	December 31,
	2007	2006
Unsecured notes to stockholders, with interest at 20%, in default, due on demand on the earlier of June 30, 1996 or upon the Company obtaining $3,000,000 of debt or equity financing.	$147,329	$147,329

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

	1,000,000	1,000,000

Unsecured note to stockholder, with interest at 25%, due November 23, 2006, currently in default. At time of execution of note, 7,500 warrants at an exercise price of $3.00 were issued.	50,065	50,065

Unsecured note to stockholder, with interest at 27%, due January 3, 2007, currently in default. Interest payments of $5,500 and the issuance of 1,000 warrants at an exercise price of $2.00 every 3 months. Convertible at $2.00 per share at option of Holder.	100,000	100,000

Unsecured note to stockholder, with interest at 27%, due January 3, 2007 currently in default. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months. Convertible into common stock at $2.00 per share at option of Holder.	800,000	800,000

Unsecured note to stockholder, with interest at 27%, due January 3, 2007currently in default. At time of execution of note, 15,000 warrants at an exercise price of $2.00 were issued. Interest payment of $7,009 on January 3, 2007, and interest payments of $44,000 and the issuance of 12,000 warrants at an exercise price of $2.00 every 3 months. Convertible into common stock at $2.00 per share at option of Holder.	800,000	800,000

Note to stockholder, with interest at 15%, due February 11, 2007. Paid in full as of 5/14/07. The note is secured by first position of certain gift card fees receivable. Certain gift card fees received each month from BankFirst are paid to Holder, until the entire principal and interest balance is repaid in full. Holder received 12,500 warrants to purchase common stock at an exercise price of $2.00 per share.	98,895	317,939

Unsecured note to stockholder, with interest at 20%, due April 4, 2007, currently in default. Interest payments of $4,500 due every 90 days. Convertible into common stock at $4.00 per share at option of Holder.	100,000	100,000

Unsecured note to stockholder, with interest at 14%, due April 30, 2007, currently in default. At time of execution of note, 10,000 warrants at an exercise price of $2.00 were issued. Amendments to the note resulted in an issuance of an additional 140,000 warrants with an exercise price of $2.00 per common share.	250,000	250,000

Unsecured note to stockholder, with interest at 30%, due August 16, 2007. One interest payment of $142,363 was made on September 10, 2005. Interest payments of $206,250 due every 90 days, and Holder receives 7,083 warrants to purchase common tock at an exercise price of $2.00 per share, every 90 days. Convertible into common stock at $2.00 per share at option of Holder.	3,750,000	3,750,000

NBO SYSTEMS, INC.

NOTE E - NOTES TO STOCKHOLDERS – CONTINUED

	March 31,	December 31,
	2007	2006

Note to stockholder, with interest at 15%, due October 18, 2007, secured by second position in certain gift card fees receivable. 50% of certain gift card fees received each month from BankFirst are paid to Holder until the entire principal and interest balance is repaid in full, beginning with the first monthly payment following the retirement of the secured note discussed above wherein 100% of the BankFirst fees are assigned. Interest payments of $14,063 due every three months. Holder received 9,375 warrants to purchase common stock at an exercise price of $2.00 per share.	375,000	375,000

Note to stockholder, with interest at 15%, due October 18, 2007, secured by second position in certain gift card fees receivable. 50% of certain gift card fees received each month from BankFirst are paid to Holder until the entire principal and interest balance is repaid in full, beginning with the first monthly payment following the retirement of the secured note discussed above wherein 100% of the BankFirst fees are assigned. Interest payments of $14,063 due every three months. Holder received 9,375 warrants to purchase common stock at an exercise price of $2.00 per share.	375,000	375,000

Non interest-bearing unsecured note to a stockholder, in default, due on demand.	-	10,000

30% unsecured note to stockholder, due May 31, 2006. Convertible at $2.00 per share at option of Holder.	-	218,850

Discount on notes payable	(4,375)	(7,500)
Total	$7,841,914	$8,286,683

NOTE F – EQUITY

During the three-month period ended March 31, 2007, the Company:

•

Recognized, in accordance with SFAS No. 123(R), $167,338 (includes $22,391 of re-priced options explained below) in employee and director compensation expense determined using the fair value based method. This expense was classified as general and administrative expense in the accompanying financial statements.

•

Issued 312,500 shares of common stock to the Company’s President upon exercise of 312,500 stock options at $0.35 per share, in payment of $188 of accrued interest, $37,187 of principal on notes payable to officer, and $72,000 of accrued liabilities for paid time off (net of tax).

•	Amortized $3,125 of the remaining $7,500 balance of beneficial conversion costs as of January 1, 2007. As of March 31, 2007, the remaining deferred beneficial conversion costs total $4,375.
•

Issued 44,583 warrants to purchase common stock with an exercise price of $2.00 per share with an aggregate fair value of $8,263 as payment of interest in connection with note agreements. The note agreements call for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense.

•

In connection with previously issued debt, reinstated, to an existing stockholder of the Company, warrants to purchase 39,063 shares of common stock that had previously expired unexercised. The warrants have an exercise price of $2.00 per share. The warrants were recorded at fair value as a deemed dividend of $7,082.

•

Redeemed 25,000 shares of common stock from a stockholder for $50,000 in cash. In connection with this redemption, the Company rescinded 8,334 shares of common stock that were previously issued under the terms of a September 2005 offering agreement. Recognized rescinded preferential dividends paid in common stock of $16,668.

•

Re-priced 57,500 options held by the Company’s independent director to $2.00 per share. These options previously had an exercise price of $4.00 per share. The fair value of the re-priced options was $24,477, of which $22,391 was expensed for vested options and $2,086 will be expensed as the unvested options vest in accordance with the option terms.

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s condensed financial statements for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first three months of 2007 and 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.32 years, was $1,400,000, at March 31, 2007.

The Company’s weighted-average assumptions used in the Black-Scholes option-pricing model for equity awards with time-based vesting provisions granted during the three months ended March 31, 2007 and 2006 are shown below:

	March 31,
	2007	2006
Expected dividend yield	-	-
Expected price volatility	36.39%	34.42%
Risk-free interest rate	4.76%	4.63%
Expected life of options	10	10

During the three months ended March 31, 2007, the Company issued 142,597 nonqualified options to three current employees. The same quantity of options expired during the same three-month period, and had previously been issued to these employees as qualified options. Because these options will only vest if there is a change in control at the Company (which management believes is probable) they were valued using different assumptions, as follows:

March 31, 2007
Expected dividend yield	-
Expected price volatility	36.39%
Risk-free interest rate	4.98%
Expected life of options	0.75

In the recent past, the Company has not had an adequate number of stock transactions to establish an expected volatility of the Company’s stock to use in Black-Scholes calculations. Under these circumstances, SFAS 123(R) provides guidance to select comparable public companies and to use their historical volatility. The Company selected eight comparable companies to obtain a volatility for our Black-Scholes calculations. The Company believes that these eight companies were most similar to the Company as comparatives for determining the Company’s volatility. The actual volatility data was weighted, based upon how similar the descriptions of the products and services provided by the various companies were to the products and services provided by the Company.

The pre-vesting forfeiture rate used for the three months ended March 31, 2007 and 2006 was based on historical rates and forward-looking factors. As required under SFAS 123(R), the Company adjusts the estimated forfeiture rates periodically based on changes in employee turnover. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

A summary of the time-based stock options awards as of the three months ended March 31, 2007, is as follows:

NBO SYSTEMS, INC.

NOTE G – STOCK BASED COMPENSATION - CONTINUED

Stock Option Awards	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at January 1, 2007	5,260,785	$ 1.66
Granted	177,597	0.65
Exercised	(312,500)	0.35
Forfeited or expired	(172,597)	0.73
Outstanding at March 31, 2007	4,953,285	$ 1.72	2.32
Exercisable at March 31, 2007	4,091,713	$ 1.42	0.67

The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006, is $0.65 and $1.01, respectively. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $167,338 and $154,814, respectively. At March 31, 2007, there existed approximately $1,400,000 of unrecognized stock-based compensation expense related to non-vested options, which the Company will recognize over a weighted-average period of 2.32 years.

NOTE H – NET LOSS PER COMMON SHARE

Basic net income (loss) per share (EPS) is calculated using income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants granted or sold, convertible preferred stock and convertible debt. Shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive EPS. As of March 31, 2007 and December 31, 2006, respectively, the Company had 8,598,258 and 8,897,113 potentially dilutive shares of common stock from the exercise of stock options and warrants, 406,520 and 369,550 potentially dilutive shares of common stock from the conversion of preferred stock and 4,449,790 and 3,815,075 potentially dilutive shares of common stock from the conversion of debt, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. The shares of common stock issuable upon exercise of stock options and warrants and upon conversion of debt and preferred stock to common stock could be dilutive in the future.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the Company’s financial condition or results of operations. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes. During the three months ended March 31, 2007, the Company entered into employment agreements with one executive officer and one senior manager, as well as letters of understanding (collectively “Compensation Arrangements”) regarding compensation with five other members of management. The Compensation Arrangements set forth certain benefits, some of which are triggered by a change of control event including, but not limited to base salaries, cash bonuses or payments based on a percentage of a change in control transaction value, stock option awards, reinstatement of certain stock options that had previously expired, option vesting upon a change in control of the Company, severance payments that range from three to nine months of salary, and provisions for up to one year of health insurance benefits under certain conditions. The Company has entered into a compensation agreement with a member of the board of directors, which provides for monthly cash compensation, re-pricing of all previously issued stock options to an exercise price of $2 per share, and the payment of a change of control bonus calculated as a percentage of the transaction value.

NOTE J – SIGNIFICANT CUSTOMER

One mall customer, Glimcher Properties, accounted for approximately 33% of the total gift card and gift certificate transaction volume in the three months ended March 31, 2007, representing approximately 17% of total revenue and other income. The Company’s fulfillment operations for Darden products accounted for 20% of the total transaction volume in the three months ended March 31, 2007, representing approximately 52% of total revenue and other income. No other customers accounted for more than 10% of the Company’s total transaction volume or total revenue and other income for the three months ended March 31, 2007 or 2006.

NBO SYSTEMS, INC.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information in this Report. Our business prospects, results of operations, liquidity or financial position may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business prospects, results of operations, liquidity or financial position. The value of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our financial statements and related notes. This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our independent registered public accounting firm has issued a report emphasizing there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has added an explanatory paragraph to its opinion on our financial statements as of December 31, 2006 and 2005 related to our ability to continue as a going concern. These reports may be viewed unfavorably by the investment community. This explanatory paragraph provided by the independent registered public accounting firm may be a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We are behind in our payments to note holders and trade creditors. We have been unable to attract any additional equity capital in 2007 on terms that we find acceptable. We urge potential investors to review the report of the independent registered public accounting firm and our financial statements and related notes contained this Report, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

Since inception, we have incurred net losses and negative cash flows from operating activities.

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of March 31, 2007, we have incurred cumulative losses of approximately $47.6 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 14 and 50 percent. These loans aggregate to approximately $7.84 million as of March 31, 2007. We need to raise additional funds to continue to operate our business. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

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

If we are not successful in implementing our marketing program, our results of operations will be adversely affected. If we do not raise additional capital, we will not be able to implement these programs.

NBO SYSTEMS, INC.

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

We maintain a non-compete agreement with First Data Prepaid Services (“FDPS”), limiting the customer base available for fulfillment contract services. At this time, we are unable to offer fulfillment services to direct FDPS clients or competitors.

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

NBO SYSTEMS, INC.

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

Our field of business is highly competitive and our customers may choose services from our competitors.

Our field of business contains numerous competitors, many of whom are larger and better capitalized than we are. MidAmerica Gift Certificate Company, owned by BB&T Corp., the nation's 10th largest full-service financial-holding company, competes with us head-to-head and has the advantage of a well-capitalized corporate parent. We compete with large mall developers and owners who maintain their own in-house gift card programs. Numerous transactions have recently resulted in the consolidation of the ownership of numerous shopping malls, and we have lost customers when large mall owners acquired our customers and implemented their own in-house gift card programs. In addition, national retailers have implemented their own gift card programs, thus removing themselves from the universe of potential customers for us.

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

The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key personnel, including Keith A. Guevara, our President and Chief Executive Officer. We carry $2,000,000 in key man life insurance on Mr. Guevara. We believe future success will also depend, in part, upon the ability to attract, retain and motivate qualified personnel. Christopher Foley, our Chief Financial Officer has a three-year employment agreement with a term through December 31, 2009. Christopher McGee, our Senior Vice President of Sales and Marketing has a three-year employment agreement with a term through March 26, 2009.

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

NBO SYSTEMS, INC.

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

NBO SYSTEMS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Note Regarding Forward – Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included in Form 10-KSB. This discussion should be read in conjunction with our unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report. This item discusses our results of operations for the three-month period ended March 31, 2007, and compares this period with the same period of the previous year. In addition, the discussion describes the significant changes in our financial position at March 31, 2007, as compared to December 31, 2006, our fiscal year end. The following discussion contains forward-looking statements that involve risks and uncertainties. Readers should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-QSB to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the appropriate application of various accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates, and those differences could be material to the financial statements.

We believe the application of accounting policies, and the estimates inherently required in connection with the application of those policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found that our financial results have not differed materially from those expected based on our estimates.

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

Historically, we expect to receive between 8% and 10% of the value loaded on our consumer-based prepaid stored-value cards back in the form of maintenance fees, expiration fees, remaining amount inquiry fees and other administrative fees.

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

We also provide gift card fulfillment services to clients of FDPS through our call center and internet fulfillment website.  We record revenue equal to the fulfillment fee paid to us by FDPS and the shipping and handling charges.

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

Monthly Administrative Fees, Renewal Fees, and Expiration Fees

Our cards are governed by the rules of, and approved by, the member bank associations (Visa and MasterCard) and Discover. The member bank associations and their related issuing financial institutions require us to fund the value of the prepaid stored-value cards within 24 hours from the sale of the card. We sweep the depository funds from the mall owner/operator depository accounts and hold the funds in restricted bank accounts. The issuing bank or financial institution sweeps the funds reserved for gift card redemptions from our restricted cash accounts to be held for future card redemptions. We show the funds on our balance sheet as restricted cash. We record an offsetting liability labeled gift certificates/gift cards payable on our balance sheet. The card-issuing bank makes a daily reconciliation to net new sales against usage and fees owed to us.

The average life of all cards is approximately 3 to 6 months. Consumers use most prepaid stored-value cards (approximately 85% to 90%) before any maintenance fees or expiration fees are imposed. For those cards that are not fully used by a particular date (which may vary from mall to mall), we charge a monthly administrative maintenance fee (typically $2.50 per month) to the card per the Terms and Conditions (imprinted on the prepaid stored-value card and in a separate document provided at the point of sale) until the remaining amount on the card is zero or until the card reaches the expiration date, subject to the requirements of local law which might place restrictions on fees. Our experience shows that approximately 8% of the face value of all prepaid stored value cards sold will be returned to us in the form of maintenance fees. We record revenue from monthly administrative fees in the month in which they are charged. Cardholders may check the remaining balance on their card or reload amounts on an existing card by calling us at the phone number listed on the back of the card or through our website. We charge a fee to the cardholder to check the remaining card balance or to reload funds on the existing card. Such inquiry fees and renewal fees are recognized at the time the balance inquiry is made or an amount is reloaded on the existing card.

The card has a maximum life of 18 to 36 months based on the “Valid thru” (or other similar phrase) date imprinted on the face of the card. The issuing banks mandate this expiration date. Incentive and loyalty cards typically have a shorter expiration date of 3 to 6 months and are typically exempted from laws governing fees on gift cards. Upon expiration of the card, the issuing bank holding the funds for our cards remits to us the funds remaining as an expiration fee, which we record as revenue when received. Our experience shows that less than 2% of the face value of all cards sold will be returned to us in the form of expiration fees.

The up front convenience fees, monthly administrative maintenance fees and the expiration fees enable us to provide the prepaid stored-value card service to consumers and cover our up-front costs. We record gift card maintenance and expiration fees as revenue in the period earned.

NBO SYSTEMS, INC.

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

Sale of Third-Party Gift Certificates and Gift Cards and Related Fulfillment Services

Because we pre-purchase third-party gift certificate and gift card inventory, we bear all the financial risk associated with that inventory. Therefore, we record the entire transaction volume sold as revenue in our statements of operations. The associated cost of revenue is the discounted price we pay to the seller of the gift certificates and gift cards we purchase for re-sale.

We record the pre-purchased inventory fulfillment business transaction volume conducted for third parties as revenue. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate selling through other business channels in 2007. Additionally, at some point in 2007, the Darden relationship and the subsequent revenues received from selling Darden gift cards will shift from a pre-purchased inventory scenario where we recognize the full face value of the gift card sold as revenue, to a fee per card fulfilled basis similar to our relationship with FDPS. Although this change will significantly impact our revenues in 2007 and periods going forward from this client, we expect an immaterial change in operating profit as a result. We anticipate this change to become effective in the second quarter of 2007.

FDPS, our leading fulfillment customer, pays us on a per card fulfilled basis, which we record as revenue in the appropriate period. Typically, we ship FDPS consumer orders from our facilities in Salt Lake City. Most orders are placed by consumers and corporations via our website or call center operators. We retain any shipping and handling margins from the fulfillment of the FDPS products.

NBO SYSTEMS, INC.

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

Restricted Cash

Restricted cash consists of funds held for the payment of issued and outstanding gift certificates and gift cards to customers. We maintain these funds at several financial institutions in demand deposit accounts and associated sweep accounts. We are restricted from withdrawing the funds except for the redemption payment of issued and outstanding gift certificates and gift cards. We may not transfer the funds into our operating accounts until such time that the unredeemed gift certificates and gift cards qualify as breakage or estimated breakage. We determine breakage based on (1) expiration, (2) legal statute of limitations, or (3) the accumulation of sufficient historical data upon which to make reliable estimates. We record breakage by expiration or legal statute of limitations as income, and we remove a corresponding amount from gift certificates and gift cards payable. We remove the same amount from restricted cash and record it as unrestricted cash. We base estimated unredeemed gift certificates and gift cards (“estimated breakage”) on our historical breakage data and we do not record it as income until the expiration date or the legal statute of limitations passes. However, we may transfer all or a portion of estimated breakage from restricted cash to unrestricted cash upon issuance of the gift certificate or gift card. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until we recognize such estimated breakage as income. At such time, we reduce the amount of gift certificates and gift cards payable by a corresponding amount.

Our Primary Business Channels

The Shopping Mall Channel

Industry sources, such as the Mercator Advisory Group, estimate over 21 million prepaid cards were issued in 2004. This number more than doubled to over 45 million cards in 2005, representing $165 billion in open loop and closed loop prepaid transaction volume. Growth in the open loop prepaid card market is predicted to be the fastest growing segment within the burgeoning prepaid card space over the next few years. Although gift certificate sales have been growing at an annual rate of 11% to 15% since 1993 and reached 20% annual growth in 2004, gift cards are rapidly replacing traditional paper gift certificates because of their greater flexibility and convenience. We anticipate by 2008, gift cards will represent 80% of the total amount of sales of gifts that are given in the form of gift cards and gift certificates.

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

NBO SYSTEMS, INC.

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

Up front fees for stored-value card services, versus monthly maintenance fees, are becoming the norm in the industry as more consumer advocate groups lobby their legislators to enact gift card fee changes. We have provided mechanisms for gift card registration; thereby enabling us with the ability to notify consumers that their card is nearing expiration and that replacement, for a fee, is an option. This helps to protect consumers from losing the full value on the gift card. We have also added reloadability as an option to consumers who wish to continue using their gift card as a debit card.

If federal, state or local legislation is enacted that exposes us to increased liability, we are prepared to exit the mall gift card business to focus on our other stored-value products that do not have such onerous restrictions. Our new contracts now provide us with the ability to renegotiate or terminate the contract if the economics are unfavorable to us, based on legislative changes enacted into law. On August 1, 2006, a federal judge ruled that New Hampshire could not impose state laws restricting gift-card fees on Simon Property Group’s gift cards, because the bank-issued cards are governed by federal banking laws that preempt state laws. Simon’s Gift Cards are issued by U.S. Bank National Association, MetaBank and Bank of America, which collect and keep the fees. Our programs are similar in nature to Simon’s gift card programs and we operate under the same premises regarding collection of fees. We also use MetaBank as the issuing bank for our gift cards. We are continually reviewing legislation enacted from time to time by the various states and we attempt to monitor material instances of litigation affecting gift certificates and gift cards. We make a concerted effort to comply with the laws of the various states and to adapt our business practices from time to time in response to changes in the laws and the results of litigation.

Fulfillment Services

We are the exclusive provider for Internet and call-center order processing and fulfillment services for dedicated closed network gift cards for our partners such as FDPS and Darden. We also fulfill on an exclusive basis, third-party gift certificates and gift cards acquired through our own direct marketing efforts. We anticipate an increase in FDPS clients in 2007 and a corresponding increase in revenues. We also plan to pursue fulfillment opportunities on our own that do not infringe upon our non-compete agreement with FDPS. We have developed and introduced re-loadable card options as well as gift card and greeting card personalization options to consumers purchasing gift cards via the Internet, supplementing our fulfillment revenue streams. We will continue to focus our efforts on business which produces acceptable margins while discontinuing unprofitable operations.

Incentive Cards

According to a 2006 Mercator Advisory Group industry survey, gift cards and certificates are used by over 80% of companies in the United States as part of their overall incentive programs. Uses include recognizing performance, as sales incentives, as business gifts and as consumer promotions. Gift cards are being used as incentive tools across all types of organizations, including manufacturers, wholesalers, retailers and service providers. We believe a significant portion of our sales and revenues going forward will be derived from business-to-business prepaid card programs. We believe we can significantly improve the number of new programs we bring on board in 2007 based on new direct sales and marketing efforts being directed at this channel. These types of gift card programs are typically exempt from general gift card legislation as these programs are funded by corporations, not consumers, and are given to employees or consumers free of charge. We intend to shift more of our focus on these products going forward. In 2007, we support incentive card programs for Dream Dinners, WIN Management, LLC, Jack Nadel, Inc., Lennar Corp/US Homes, and Discount Lifestyle Centers. We expect to add a number of new programs with significant volume increases in 2007 based on new agreements signed in the first quarter of 2007.

NBO SYSTEMS, INC.

Retail Distribution of Concept/Theme Cards

In 2007, we anticipate selling concept/theme cards to consumers from individual merchant locations. We will partner with independent sales organizations (“ISO’s”) as well as pursue distribution relationships with larger merchants through our own direct sales efforts. We will also generate awareness of our concept card program through direct selling by marketing to potential merchant and ISO partners through trade shows, advertising and referrals. Purchasers may activate the concept/theme cards by a Counter Top Unit (“CTU”) or through a Point of Sale Activation (“POSA”) device. We will brand the concept/theme cards as Visa® or Discover® Network. Merchants will accept the cards anywhere Visa or Discover credit/debit cards are accepted.

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

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change
Mall gift cards	$ 2,603,000	$ 3,368,000	$ (765,000)	-22.7%
NBO fulfillment (excluding ValueLink and Scrip)	943,000	942,000	1,000	0.1%
ValueLink	681,000	457,000	224,000	49.0%
Mall gift certificates	195,000	282,000	(87,000)	-30.9%
B2B loyalty/incentive cards	119,000	75,000	44,000	58.7%
B2C loyalty/incentive cards	42,100	-	42,100	na
NBO issued theme cards	4,000	-	4,000	na
	$ 4,587,100	$ 5,124,000	$ (536,900)	-10.5%

Over the last several years, we experienced a major shift from mall gift certificate sales to mall gift card sales. This was primarily a result of consolidation in the commercial real estate sector – specifically shopping malls, as well as a reflection of the overall trend in the industry towards stored-value gift card products, versus paper gift certificates. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards. With the decline in gift certificate sales (-30.9%), we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue. Gift cards are now of a ubiquitous nature, for sale at almost any retail location. The ease with which consumers can purchase gift cards outside the shopping mall is having a negative impact on the number of cards being sold within the shopping mall. Many mall cards are closed-loop cards only redeemable at the mall property. Our research confirms that consumers are interested in purchasing both the mall gift cards as well as open-loop gift cards that can be redeemed anywhere. We are now selling both open and closed-looped cards side by side to offer consumers more choices. The amount of gift card sales is also directly attributable to the marketing and advertising budget of the mall owner/operator. We are stressing the importance of the allocation of sales and marketing resources to our mall partners. While our mall gift card transaction volume is down from a year ago (-22.7%) for the reasons just stated, our gross profit margins, as discussed further below, have increased due to a change in economic model that relies less on deferred revenue and more on up-front point of sale fees. We see this as a continuing industry trend. We experienced 0.1% growth in the number of third-party gift certificates and gift cards fulfilled. The majority of this transaction volume resulted from year-over-year increases in Darden sales (Red Lobster, Olive Garden, Bahama Breeze and Seasons 52). FDPS transaction volume increased 49.0%. We expect full year 2007 FDPS transaction volume to substantially exceed 2006 volumes. We are just beginning concerted efforts to increase our B2B and B2C loyalty/incentive card business. We expect to begin distribution of our concept or “theme” cards in the second quarter of 2007. Sales to date have been immaterial. Overall transaction volume decreased 10.5% for reasons just described. We anticipate increases in our overall transaction volume in 2007 compared to 2006 arising from our focused efforts in our new products as well as a re-focusing of efforts in the mall gift card space.

NBO SYSTEMS, INC.

Revenues and Other Income

We recorded revenues and other income from the various channels as follows:
	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change
Sale of third party gift certificates/cards	$ 921,000	$ 930,000	$ (9,000)	-1.0%
Fees earned from customers	552,000	491,000	61,000	12.4%
Merchant fees earned from retailers	158,000	179,000	(21,000)	-11.7%
Miscellaneous income	109,000	106,000	3,000	2.8%
Interest on restricted cash	69,000	66,000	3,000	4.5%
Gift certificate breakage	17,000	(4,000)	21,000	525.0%
Total revenues and other income	$ 1,826,000	$ 1,768,000	$ 58,000	3.3%

Our business is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother’s Day and Father’s day, but the first three calendar months of the year typically represent approximately only 10% of our transaction volume and revenues and other income. Approximately 65% of our full year revenues and other income are represented by activity in the fourth quarter of each calendar year. As noted in the transaction volume table above, we have shifted from gift certificates to gift cards. We earned the majority of fees from the monthly maintenance fees and expiration fees from unused gift cards sold in prior periods. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these point-of-sale fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward and as we sell more gift cards than gift certificates. Revenues and other income increased approximately 3.3% or $59,000 in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, despite a decrease of 10.5% in transaction volume as described above. Other income is comprised solely of gift certificate breakage (up 525.0% or $21,000 in the three months ended March 31, 2007 compared to the three months ended March 31, 2006). Sales of third-party gift certificates/cards were flat, as Darden sales remained approximately the same in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The fees we earned from customers in the form of maintenance fees and expiration fees on gift cards increased 12.4% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 as we transition to more gift card sales from gift certificate sales as mentioned above. We expect this upward trend to continue as our mall gift card business grows. Gift certificate sales are expected to decline. Gift certificate breakage income will likely decrease in future periods due to our shift in focus from gift certificate sales to gift card sales. Miscellaneous income is comprised primarily of postage and handling as well as equipment and lease of CTU’s.

Cost of Revenues and Other Income

Cost of revenues for the various revenue channels is as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change
Third-party gift certificates/cards	$ 854,000	$ 862,000	$ (8,000)	-0.9%
Merchant fees and charges	363,000	409,000	(46,000)	-11.2%
Other	67,000	109,000	(42,000)	-38.5%
Commissions paid to mall owner/operators	5,000	23,000	(18,000)	-78.3%
Total cost of revenues and other income	$ 1,289,000	$ 1,403,000	$ (114,000)	-8.1%

Cost of revenues and other income decreased 8.1% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, as revenues and other income increased 3.3% in the three-month period ended March 31, 2007 as described above. Cost of revenues associated with third-party gift certificates and cards represents the costs associated with providing outside gift certificates and gift cards to our fulfillment customers. We purchase our inventory of cards and certificates directly from the vendors at a discount and then resell the inventory at full face value. As noted above, we experienced flat sales and flat revenues associated with those sales, and experienced a corresponding decrease in the cost of revenues associated with third-party cards and certificates. Merchant fees and charges decreased as a result of decreased sales, further resulting in less mall gift cards and gift certificates purchased by consumers with credit/debit cards. We pay a commission on some mall gift cards sold (based on transaction volume and the number of cards sold) to mall owner/operators as an incentive to use our card programs. We accumulate these commissions and pay the commissions to the malls approximately one year following the completion of the card transaction year. However, in 2005, we changed our economic models to rely less upon monthly maintenance fees on gift cards and more on point of sale fees. Concurrently, we reduced the commission payouts due on expiration of the gift cards. These factors, along with the significant reduction in gift certificate sales, resulted in a 78.3% decrease in commissions paid in the three months

NBO SYSTEMS, INC.

ended March 31, 2007, compared to the three months ended March 31, 2006. The category of “Other costs” is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the gift cards. As the number of gift cards issued increases or decreases annually, these hard costs increase or decrease proportionately.

Gross Profit

Gross profit for the related periods is as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change
Revenues and other income	$ 1,826,000	$ 1,768,000	$ 58,000	3.3%
Cost of revenues and other income	(1,289,000)	(1,403,000)	114,000	-8.1%
Gross profit	$ 537,000	$ 365,000	$ 172,000	47.1%
Gross margin %	29.4%	20.6%

Transaction volume decreased 10.5% in the three-month period ended March 31, 2007. Revenues and other income increased 3.3% in the three-month period ended March 31, 2007. Cost of revenues and other income decreased 8.1% in the three-month period ended March 31, 2007. Collectively, gross profit increased 47.1% in the three-month period ended March 31, 2007. Gross margins increased to 29.4% in the three-month period ended March 31, 2007 from 20.6% in the three-month period ended March 31, 2006. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2007. Our shift in revenues away from gift certificates, which carried a lower gross margin is reflected in the increase in gross profit. We expect our non-mall programs that we are introducing to carry higher gross margins, which we believe will increase gross profit as well. We must increase our volumes generated by all programs to become cash-flow positive.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change
Personnel	$ 805,000	$ 814,000	$ (9,000)	-1.1%
Rent and office expense	151,000	166,000	(15,000)	-9.0%
Depreciation and amortization	30,000	34,000	(4,000)	-11.8%
Professional fees	170,000	170,000	-	0.0%
Other selling, general and administrative expenses	41,000	52,000	(11,000)	-21.2%
	$ 1,197,000	$ 1,236,000	$ (39,000)	-3.2%

Selling, general and administrative expenses decreased 3.2% in the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006. Personnel expenses were slightly reduced mainly due to attrition. Rent and office expenses decreased slightly as a result of a renegotiated lease agreement for less office space. Professional fees were flat, but will likely increase in connection with our refinement of our internal controls and the associated testing and documentation. We will engage independent consultants to further strengthen our internal control environment. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect additional expenditures to protect and further our interests in this area. Management remains committed to controlling our costs and minimizing selling, general and administrative expenses.

Operating Loss

Operating loss for the related periods was as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change

Revenues and other income	$ 1,826,000	$ 1,768,000	$ 58,000	3.3%
Operating Expenses
Cost of Revenues	(1,289,000)	(1,403,000)	114,000	-8.1%
Selling, General & Admin. Expenses	(1,197,000)	(1,236,000)	39,000	-3.2%
Operating Loss	$ (659,000)	$ (870,000)	$ 211,000	-24.3%
Operating Margin	-36.1%	-49.2%

NBO SYSTEMS, INC.

Transaction volume decreased 10.5% in the three-month period ended March 31, 2007. Revenues and other income increased 3.3% in the three-month period ended March 31, 2007. Cost of revenues and other income decreased 8.1% in the three-month period ended March 31, 2007. Selling, general and administrative expenses decreased 3.2% in the three-month period ended March 31, 2007. Collectively, our operating loss decreased 24.3%, or $211,000. Operating negative margins improved to (36.1%) in the three-month period ended March 31, 2007 from (49.2%) in the three-month period ended March 31, 2006. We will continue to market our products and services to gain market share, thereby increasing revenues, while focusing on higher margin products and shifting our focus to more “up-front” revenue streams. We have consistently decreased our selling, general and administrative expenses, and will continue to be vigilant in minimizing our spending for overhead items. While not yet profitable, we believe the operating results represent a positive trend. Increasing volume generated by all programs is necessary to become cash-flow positive.

Interest Expense

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change

Interest expense	$ 830,000	$ 607,000	$ 223,000	36.7%

As of March 31, 2007, we had notes payable to stockholders totaling $7,841,914 compared to $8,286,683 as of March 31, 2006. Our interest expense increased 36.7% for the three-month period ended March 31, 2007 due primarily to raising capital through debt to stockholders at unfavorable rates to us. While our debt has been reduced, our interest expense is up as a result of default provisions in certain notes to stockholders at significantly higher interest rates as well as the amortization of discounts over the prior year. The increase in interest expense largely offsets much of the improvement in our operating results. Until such time that we achieve positive cash flows from operations, we will continue our efforts to raise working capital from debt and equity financings. We may sell certain assets or a portion or all of the Company to pay down some or all of the debt.

All of the working capital needed in excess of cash generated from operating activities has been provided by loans from existing stockholders or additional equity investments that are discussed below. We sometimes elect to enter into debt agreements with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. Notes to stockholders as of March 31, 2007 bear interest at rates between 14% and 50%. In addition, the debt agreements have generally provided for the issuance of warrants to purchase our common stock and provisions to convert the debt to our common stock. In some cases, the conversion price has been less than the fair market value of our common stock, resulting in a non-cash beneficial conversion interest expense feature. In addition, the warrants issued in connection with debt financings and re-financings have been recorded as debt discounts or deferred financing costs. The debt discounts and deferred financing costs are recognized as interest expense over the life of the note. A significant portion of the interest expense recorded resulted from the issuance of warrants as payment of interest, the amortization of debt discounts and deferred financing costs, and the beneficial conversion features. The following table details the interest paid during the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change

Interest paid in cash plus change in accrued interest	$ 815,000	$ 372,000	$ 443,000	119.1%
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	15,000	235,000	(220,000)	-93.6%
Total interest expense	$ 830,000	$ 607,000	$ 223,000	36.7%

Net Loss

Net loss for the related periods is as follows:

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change

NET LOSS	$ (1,482,000)	$ (1,481,000)	$ (1,000)	-0.1%

During the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

•	Our transaction volume decreased 10.5%;
•	Our revenues and other income increased 3.3%;
•	Our cost of revenues and other income decreased 8.1%;
•	Our gross profit increased 47.1%;
•	Our gross margin percentage increased to 29.4%;
•	Our selling, general and administrative expenses decreased 3.2%; and
•	Our operating loss decreased by 24.3%.

NBO SYSTEMS, INC.

However, the positive events were overshadowed by the high cost of capital for operating purposes as evidenced by the increase in interest expense related to fund raising activities. In order to obtain operating profitability, we must reduce general and administrative expenses and increase the transaction volume of gift cards sold. We must take steps to minimize interest expense, which rose 36.7% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Our net loss increased by $1,000 or 0.1% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Three Months Ended March 31,		Dollar	Percentage
	2007	2006	Change	Change
Net loss	$ (1,482,000)	$ (1,481,000)	$ (1,000)	-0.1%
Add interest expense	830,000	607,000	223,000	36.7%
Add income taxes	4,000	3,000	1,000	33.3%
Add depreciation and amortization	30,000	34,000	(4,000)	-11.8%
EBITDA	$ (618,000)	$ (837,000)	$ 219,000	26.2%

EBITDA is a non-GAAP measure and should not be used as a replacement for the GAAP measures of net loss or cash flows from operating activities. EBITDA is a common metric used by management, investors and others to normalize financial results in an effort to make comparisons of companies easier. It is a measure of controllable operating costs incurred by a company and is considered a useful additional measure by which the Company can be evaluated. Management believes that EBITDA, reflects operating results after excluding interest expense and certain other non-cash items, which significantly contribute to the overall net loss. EBITDA comparisons provide measurements for management to assess the impacts of re-capitalizing the balance sheet and reducing or eliminating the Company’s debt in its efforts to bring the Company’s operations profitable. EBITDA is commonly used by investment bankers to evaluate the financial strength of a company and to establish a valuation for the company based on comparable companies in similar industries. Our EBITDA results improved 26.2%, or $219,000, in the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006, an indicator of operational improvement.

Liquidity and Capital Resources

Our independent registered public accounting firm has added an explanatory paragraph to its opinion on our financial statements as of December 31, 2006 and 2005 related to our ability to continue as a going concern. These reports may be viewed unfavorably by the investment community. This explanatory paragraph provided by the independent registered public accounting firm may be a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We are behind in our payments to note holders and trade creditors. We have been unable to attract any additional equity capital in 2007 on terms that we find acceptable. We urge potential investors to review the report of the independent registered public accounting firm and our financial statements and related notes contained this Report, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through March 31, 2007 was approximately $47,600,000. During the three months ended March 31, 2007, we utilized approximately $917,000 in cash from operating activities. We have deferred payments to certain trade creditors in the amount of $3,468,570 and these amounts are currently over-due. At March 31, 2007, we had a deficit in working capital of approximately $15,100,000. Our ability to meet our obligations as they come due is dependent upon obtaining additional financing. Our net losses increased by 0.1%, or approximately $1,000, to ($1,482,000) for the three months ended March 31, 2007, from ($1,481,000) for the three months ended March 31, 2006. We will continue our efforts to raise capital through private equity or debt financings, as well as institutional investors, until our operations provide sufficient cash to meet our needs. We are taking steps to improve profitability and sales. We can give no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing. If we are unable to improve operations or obtain additional debt or equity financing, we may be required to restructure operations during 2007. We may be able to sell all or a portion of our assets to reduce debt and provide working capital. We currently operate without a line of credit and we occasionally enter into short and long-term promissory notes with accredited investors, typically existing stockholders. These promissory notes often have conversion privileges into our common stock, easing debt service requirements. However, conversion privileges and warrants issued in conjunction with the notes dilute existing stockholders and increase our net losses.

NBO SYSTEMS, INC.

Liquidity and Financing Arrangements

•

On January 3, 2007, February 8, 2007, and February 11, 2007, we collectively issued 44,583 warrants to purchase common stock with an exercise price of $2.00 with a combined fair value of $8,263 as payment of interest in connection with note agreements to a stockholder. The note agreements call for the quarterly issuance of a specified number of warrants. We recorded the fair value of the warrants issued as interest expense as the warrants are issued.

•

On January 16, 2007, we redeemed 25,000 shares of common stock from a stockholder, as a decrease in common stock of $12, a decrease in additional paid-in capital of $49,988 and general and administrative expenses of $2,500. In connection with this redemption we rescinded 8,334 shares of common stock that were previously issued under the terms of a September 2005 offering agreement. We recognized rescinded preferential dividends paid in common stock of $16,668.

•

On January 18, 2007, we reinstated, to a previous debt holder of the Company, warrants to purchase 39,063 shares of common stock that had previously expired unexercised. The warrants have an exercise price of $2.00 per share. We recorded the warrants at fair value as a deemed dividend of $7,082.

•

On January 22, 2007, we issued 312,500 shares of common stock to our President upon exercise of 312,500 stock options at $0.35 per option, in exchange for a decrease of $188 of accrued interest, a decrease of $37,187 of notes to officer and a decrease of $72,000 of accrued liabilities. The decrease in accrued liabilities is a net after tax amount based on a pre-tax amount of $120,190 in accrued paid time off.

•

On January 23, 2007, we re-priced 57,500 options held by our independent director to $2.00 from an exercise price of $4.00. The fair value of the re-priced options was $24,477. Options already vested, with a fair value of $22,391 were recognized as general and administrative expense. We will recognize options not vested, with a fair value of $2,086, as general and administrative expense as the options vest.

ITEM 3.	CONTROLS AND PROCEDURES

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), (as of March 31, 2007, the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

b.	Changes in internal controls.

During the first quarter 2007 covered by this report, we made no change in our internal control over financial reporting, (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NBO SYSTEMS, INC.

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

During the three month period ended March 31, 2007, the Company:

•

Issued 312,500 shares of common stock to the Company’s President upon exercise of 312,500 stock options at $0.35 per share, in payment of $188 of accrued interest, $37,187 of principal on notes payable to officer, and $72,000 of accrued liabilities for paid time off (net of tax).

•

Issued 44,583 warrants to purchase common stock with an exercise price of $2.00 per share with an aggregate fair value of $8,263 as payment of interest in connection with note agreements. The note agreements call for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense.

•

In connection with previously issued debt, reinstated, to an existing stockholder of the Company, warrants to purchase 39,063 shares of common stock that had previously expired unexercised. The warrants have an exercise price of $2.00 per share. The warrants were recorded at fair value as a deemed dividend of $7,082.

•

Redeemed 25,000 shares of common stock from a stockholder for $50,000 in cash. In connection with this redemption, the Company rescinded 8,334 shares of common stock that were previously issued under the terms of a September 2005 offering agreement. Recognized rescinded preferential dividends paid in common stock of $16,668.

•

Re-priced 57,500 options held by the Company’s independent director to $2.00 per share. These options previously had an exercise price of $4.00 per share. The fair value of the re-priced options was $24,477, of which $22,391 was expensed for vested options and $2,086 will be expensed as the unvested options vest in accordance with the option terms.

All of the investors are accredited investors. We relied upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. All investors are also existing stockholders. All stockholders are financially sophisticated. We have had a long relationship with the investors in our securities. We did not engage in any public solicitation or advertising. All of the securities are restricted by legends and stop-transfer instructions.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of matters to a vote of Security Holders.

No matters were submitted to a vote of security holders in the quarter ended March 31, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits

NBO SYSTEMS, INC.

Exhibit
Number	Description
3.1	Articles of Incorporation for a Stock Corporation in the State of Maryland (Filed as Exhibit 2(a) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.2	Certificate of Ownership and Merger (Filed as Exhibit 2(b) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.3	Bylaws of NBO Systems, Inc. (Filed as Exhibit 2(c) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.4	Articles of Amendment of Articles of Incorporation (Filed as Exhibit 3.4 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Articles of Incorporation, as amended, and Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.
4.2	Amended 1997 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

NBO Systems, Inc.

By: /s/ Keith A. Guevara

Keith A. Guevara

Chairman/President/CEO

Dated: May 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Keith A. Guevara	President, Chief Executive Officer	May 15, 2007
Keith A. Guevara	and Chairman of the Board of Directors
*Principal Executive Officer

/s/ Christopher Foley	Chief Financial Officer, Director,	May 15, 2007
Christopher Foley	Secretary and Treasurer
*Principal Financial and Accounting Officer

/s/ Andrew Boyd-Jones	Director	May 15, 2007
Andrew Boyd-Jones

/s/ D. Kent Jasperson	Controller	May 15, 2007
D. Kent Jasperson