Form 10QSB
period 2007-06-30
NBO SYSTEMS INC
filed 2007-08-14
CIK 1145731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-33037

NBO SYSTEMS, INC.

Maryland	55-0795927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes	X	No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of August 14, 2007, the number of shares outstanding of the issuer’s only class of common stock was 48,350,447.

Transitional Small Business Disclosure Format (check one):	Yes ____ No X

NBO SYSTEMS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Unaudited Condensed Financial Statements

	Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the Three and Six months ended June 30, 2007 and 2006	4

	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operations	16

Item 3	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales of Equity Securities	28

Item 3	Defaults upon Senior Securities	29

Item 4	Submission of Matters to a Vote of Security Holders	29

Item 5	Other Information	29

Item 6	Exhibits	29

Signatures		31

Certifications		32

Forward-looking Statements

This Report on Form 10-QSB, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 12 of this Report. All forward-looking statements attributable to NBO Systems, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any of the forward-looking statements.

NBO Systems, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS

	June 30,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$ 133,762	$ 941,562
Restricted cash	5,760,624	15,210,598
Accounts receivable, net of allowance for doubtful accounts of $7,000
at each of June 30, 2007 and December 31, 2006	171,417	767,738
Inventory	31,014	53,284
Prepaid expenses	585,959	566,573
Employee advances	9,973	903
Total current assets	6,692,749	17,540,658
PROPERTY AND EQUIPMENT, NET	265,615	305,937
OTHER ASSETS
Deposits and reserves	44,928	47,575
Other assets	280,818	362,711
	325,746	410,286
	$ 7,284,110	$ 18,256,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Gift certificates/cards payable	$ 5,850,914	$ 14,540,980
Accounts payable	1,248,878	5,108,409
Accrued liabilities	558,877	1,034,935
Accrued interest	3,293,080	1,924,937
Secured note	3,262,338	-
Notes to stockholders	7,744,895	8,286,683
Notes to officer	464,139	564,289
Current maturities of secured long-term note	480,874	-
Total current liabilities	22,903,995	31,460,233

LONG-TERM LIABILITIES
Secured long-term note, less current maturities	431,187	-
Total liabilities	23,335,182	31,460,233

COMMITMENTS AND CONTINGENCIES (NOTES K and M)

STOCKHOLDERS’ DEFICIT
Capital stock
Convertible redeemable preferred stock, par value $1.00; authorized 1,000,000 shares; 86,724 shares issued and outstanding; redemption value $190,793	86,724	86,724
Common stock, par value $0.0005; authorized 50,000,000 shares; 18,669,916 and 18,390,750 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	9,335	9,195
Deferred financing costs	(2,500)	(7,500)
Additional paid-in capital	33,220,675	32,848,989
Accumulated deficit	(49,365,306)	(46,140,760)
Total stockholders’ deficit	(16,051,072)	(13,203,352)
	$ 7,284,110	$ 18,256,881

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$ 1,821,682	$ 2,085,451	$ 3,631,323	$ 3,857,434
Other income	45,687	69,470	62,497	65,955
Total revenues and other income	1,867,369	2,154,921	3,693,820	3,923,389
Operating expenses
Cost of revenues and other income	1,560,079	1,814,012	2,848,611	3,217,033
Selling, general and administrative expenses	1,170,944	1,146,870	2,367,836	2,382,439
Total operating expenses	2,731,023	2,960,882	5,216,447	5,599,472
Operating loss	(863,654)	(805,961)	(1,522,627)	(1,676,083)

Interest expense	(890,259)	(910,365)	(1,720,547)	(1,517,039)
Other income	1,730	9,181	12,836	8,215
Loss before income tax provision	(1,752,183)	(1,707,145)	(3,230,338)	(3,184,907)
Income tax provision	-	(1,635)	(3,794)	(4,698)
Net Loss	$(1,752,183)	$(1,708,780)	$(3,234,132)	$(3,189,605)
Deemed dividends on warrants	-	-	(7,082)	-
Net Loss Attributable to Common Stockholders	$(1,752,183)	$(1,708,780)	$(3,241,214)	$(3,189,605)

Net loss per common share – basic and diluted	$ (0.09)	$ (0.09)	$ (0.18)	$ (0.18)

Weighted-average number of common shares outstanding – basic and diluted	18,670,000	18,194,000	18,513,000	18,193,000

The accompanying notes are an integral part of the financial statements.

The remainder of this page is intentionally left blank.

NBO SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2007	2006
Increase (decrease) in cash
Cash flows from operating activities:
Net loss	$ (3,234,132)	$ (3,189,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,558	66,657
Loss (income) on disposal of other assets and property and equipment	(263)	13,145
Common stock options and warrants issued for services and compensation	309,909	284,725
Common stock warrants issued for payment of interest	12,128	22,882
Common stock issued for services	-	30,778
Amortization of debt discount and deferred financing costs	10,000	675,937
Provision for losses on accounts receivable	30	7,247
Changes in assets and liabilities:
Accounts receivable	596,291	87,739
Employee advances	(9,070)	3,827
Inventory	22,270	(26,979)
Prepaid expenses and other assets	62,640	257,844
Accounts payable	(595,827)	(2,174,706)
Accrued liabilities	964,273	208,226
Total adjustments	1,431,939	(542,678)
Net cash used in operating activities	(1,802,193)	(3,732,283)
Cash flows used in investing activities:
Purchase of property, equipment and other assets	(16,459)	(22,315)
Net cash used in investing activities	(16,459)	(22,315)
Cash flows provided by financing activities:
Increase in checks written in excess of cash in the bank	-	53,545
Increase in advances on restricted cash	759,908	286,354
Common stock redeemed	(50,000)	-
Proceeds from issuance of notes to officer	-	42,000
Principal payments on notes to officer	(62,963)	(15,918)
Proceeds from issuance of notes to stockholders	-	1,475,000
Principal payments on notes to stockholders	(546,788)	(125,000)
Proceeds from issuance of secured notes	1,000,000	-
Principal payments on secured notes	(89,305)	-
Net cash provided by financing activities	1,010,852	1,715,981
Net decrease in cash	(807,800)	(2,038,617)
Cash at beginning of period	941,562	2,038,617
Cash at end of period	$ 133,762	$ -
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$ 330,277	$ 412,787
Cash paid during the period for income taxes	3,794	4,698
Non-cash investing and financing activities
Transfers of property and equipment to other assets	$ (1,750)	$ (3,809)
Transfers of other assets to property and equipment	4,543	3,907
Proceeds from debt allocated to debt discount	-	17,000
Deferred financing costs from refinance of convertible debt	-	472,010
Rescind preferential dividend paid in common stock	(16,668)	-
Deemed dividends on warrants	7,082	-
Exercise of stock options paid through reductions of $37,187 in notes to officer, $188 of accrued interest and $72,000 of accrued liabilities for paid time off (net of tax)	(109,375)	-
Secured note issued to repay accounts payable	(3,263,704)	-

The accompanying notes are an integral part of the financial statements.

NBO SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of NBO Systems, Inc. (“NBO” or the “Company”) were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions for Form 10-QSB. Accordingly, these financial statements do not include all of the information and note disclosures required by US GAAP for complete financial statements. These financial statements and note disclosures should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-KSB. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2007, its results of operations for the three- and six-months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three- and six-months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other period.

NOTE B – GOING CONCERN

The Company has incurred net losses since inception, negative cash flows from operating activities and is in default on notes to stockholders. During the six months ended June 30, 2007, the Company had negative cash flows of $1,802,193 from operating activities. On June 30, 2007, the Company had a deficit in working capital of $16,211,246 and an accumulated deficit of $49,365,306. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability.

The Company is continuing its efforts to raise capital through private equity or debt offerings, as well as from institutional investors, to fund its operations until internally generated profitability is achieved. The Company may attempt to establish a line of credit with a financial institution or raise bridge financing until a liquidity event can be achieved. The Company is currently restructuring its capital to eliminate up to $11.75 million of debt as described in the preliminary proxy filed with the Securities and Exchange Commission on July 24, 2007, Schedule 13E-3 filed with the Securities and Exchange Commission on July 24, 2007 and Form 8-K filed with the Securities and Exchange Commission on July 31, 2007. The Company is taking steps to improve profitability by restructuring contracts to increase the amount of revenue generated by each contract, and to minimize costs on existing contracts.

There can be no assurance that the Company will be successful in executing its plans to improve operations or obtain additional debt or equity financing. Based on the Company’s inability to obtain additional debt and equity financing, the Company is restructuring its capital and operations as referenced in the documents above. However, there can be no assurance that the Company will be able to achieve its plan or to continue operating without additional financing. The Company has considered selling some or all of its assets, or merging with or being acquired by another entity to eliminate any remaining debt and provide working capital.

NOTE C – RESTRICTED CASH

Restricted cash consists of funds held for the payment of obligations associated with issued and outstanding gift certificates and gift cards to customers. These funds are maintained at several financial institutions in demand deposit accounts and associated sweep accounts held by NBO. The Federal Deposit Insurance Corporation insures balances amounting to $100,000 cumulatively, per institution. Uninsured balances aggregate to approximately $94,000 as of June 30, 2007. Withdrawals of the funds are restricted to the payment to merchants in connection with the use of issued and outstanding gift certificates and gift cards. Restricted funds for gift cards are transferred to operating accounts at the time fees are charged to the cards or when the cards expire. For gift certificates, restricted funds may be transferred to operating accounts based on estimated breakage. Gift certificate and gift card breakage is determined based on (1) expiration, (2) legal statute of limitation, or (3) the accumulation of sufficient historical breakage data upon which to make reliable estimates. Breakage by expiration or legal statute of limitation is recorded as income, and a corresponding amount is removed from gift certificates and gift cards payable. The same amount is removed from restricted cash and recorded as unrestricted cash. Estimated unused gift certificates and gift cards ("estimated breakage") is based on Company historical breakage data and is not recorded as income until the expiration date or the legal statute of limitation passes. However, the Company may transfer cash equal to all or a portion of estimated breakage from restricted cash accounts to the Company’s general operating accounts, upon issuance of the gift certificate. Any estimated breakage amount transferred to unrestricted cash decreases the restricted cash balance but remains in gift certificates payable, until such estimated breakage becomes actual breakage and is recognized as income. At such time, the amount of the obligation associated with gift certificates payable is reduced by a corresponding amount.

NBO SYSTEMS, INC.

NOTE D – INVENTORY

Inventory consists of gift certificates and gift cards purchased from third-party retailers. Darden gift cards are pledged as collateral against the note due and outstanding. Gift certificates and gift cards are recorded at cost (specific identification method).

NOTE E - NOTES TO STOCKHOLDERS

	June 30,	December 31,
	2007	2006
Unsecured note to stockholder in default as of June 30, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	$ 3,750,000	$ 3,750,000

Unsecured note to stockholder in default as of June 30, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	1,000,000	1,000,000

Unsecured note to stockholder in default as of June 30, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	800,000	800,000

Unsecured note to stockholder in default as of June 30, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	800,000	800,000

Secured note to stockholder with interest at 15%, due October 18, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	375,000	375,000

Secured note to stockholder with interest at 15%, due October 18, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	375,000	375,000

Unsecured note to stockholder in default as of June 30, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	250,000	250,000

Unsecured notes to stockholders, with interest at 20%, in default, due on demand.	147,329	147,329

Unsecured note to stockholder in default as of June 30, 2007. This note was converted to Series B Preferred Stock on July 20, 2007.	100,000	100,000

Unsecured note to stockholder, with interest at 20%, in default, interest payments of $4,500 due every 90 days, convertible into common stock at $4.00 per share at option of holder.	100,000	100,000

Unsecured note to stockholder, with interest at 25%, in default. At time of execution of note, 7,500 warrants were issued at an exercise price of $3.00.	50,065	50,065

Unsecured note to stockholder. Paid in full on May 14, 2007.	-	317,939

Unsecured note to stockholder. Paid in full in February 26, 2007	-	218,850

Unsecured note to stockholder. Paid in full on February 27, 2007	-	10,000

Discount on notes payable	(2,499)	(7,500)
Total	$ 7,744,895	$ 8,286,683

NOTE F – SECURED NOTE

During the six-month period ended June 30, 2007, the Company defaulted on accounts payable due to GMRI for fulfillment services for GMRI’s gift cards. GMRI extended credit to the Company at an annual rate of 10%. The secured note totals $3,263,338 as of June 30, 2007 and is due as fee income from MetaBank is payable to the Company, after the Company’s secured long-term note to MetaBank is retired.

NOTE G – SECURED LONG-TERM NOTE

During the six-month period ended June 30, 2007, the Company borrowed $1,000,000 from MetaBank of Sioux Falls, South Dakota, the primary issuer of the Company’s gift cards. This loan is secured by certain future revenue streams to NBO from fees assessed to gift cards in the form of monthly maintenance fees and breakage when the gift cards expire. The term of the loan is 24 months and bears interest at an annual rate of 9.75%. Until this loan is retired, fees due to the Company from MetaBank will first be applied to the outstanding principal and interest balance.

NBO SYSTEMS, INC.

NOTE G – SECURED LONG-TERM NOTE - CONTINUED

June 30, 2007
Secured note to MetaBank	$ 912,061
Less current portion	(480,874)
Secured long-term note to MetaBank	$ 431,187

NOTE H – EQUITY

During the six-month period ended June 30, 2007, the Company:

  Recognized, in accordance with SFAS No. 123(R), $309,909 (includes $22,391 of re-priced options explained below) in employee and director compensation expense determined using the fair value based method. This expense was classified as general and administrative expense in the accompanying financial statements.

  Issued 312,500 shares of common stock to the Company’s President upon exercise of 312,500 stock options at $0.35 per share, in payment of $188 of accrued interest, $37,187 of principal on notes payable to officer, and $72,000 of accrued liabilities for paid time off (net of tax).

  Amortized $5,000 of beneficial conversion costs. As of June 30, 2007, the remaining deferred beneficial conversion costs total $2,500.

  Issued 76,666 warrants to purchase common stock with an exercise price of $2.00 per share with an aggregate fair value of $12,128 as payment of interest in connection with note agreements. The note agreements call for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense.

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

NOTE I – STOCK BASED COMPENSATION

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

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s condensed financial statements for the six months ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized in the first six months of 2007 and 2006 includes: (a) amortization related to the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) amortization related to compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As of June 30, 2007, unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.08 years, was $1,416,000.

The Company’s weighted-average assumptions used in the Black-Scholes option-pricing model for equity awards with time-based vesting provisions granted during the six months ended June 30, 2007 and 2006 are shown below:

NBO SYSTEMS, INC.

NOTE I – STOCK BASED COMPENSATION - CONTINUED

	June 30,
	2007	2006
Expected dividend yield	-	-
Expected price volatility	36.08%	34.19%
Risk-free interest rate	4.87%	4.81%
Expected life of options (years)	7.5	10.0

During the six months ended June 30, 2007, the Company issued nonqualified options to purchase 142,597 common shares to three current employees. The same quantity of options expired during the same six-month period, and had previously been issued to these employees as qualified options. Because these options will only vest if there is a change in control at the Company (which management believes is probable) they were valued using different assumptions, as follows:

June 30, 2007
Expected dividend yield	-
Expected price volatility	36.39%
Risk-free interest rate	4.98%
Expected life of options (years)	0.75

In the recent past, the Company has not had an adequate number of stock transactions to establish an expected volatility of the Company’s stock to use in Black-Scholes calculations. Under these circumstances, SFAS 123(R) provides guidance to select comparable public companies and to use their historical volatility. The Company selected eight comparable companies to obtain volatility for Black-Scholes calculations. The Company believes that these eight companies were most similar to the Company as comparatives for determining the Company’s volatility. The actual volatility data was weighted based upon how similar the descriptions of the products and services provided by the various companies were to the products and services provided by the Company.

The pre-vesting forfeiture rate used for the six months ended June 30, 2007 and 2006 was based on historical rates and forward-looking factors. As required under SFAS 123(R), the Company adjusts the estimated forfeiture rates periodically based on changes in employee turnover. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

A summary of the time-based stock option awards for the six months ended June 30, 2007, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at January 1, 2007	5,260,785	$ 1.66
Granted	217,597	0.85
Exercised	(312,500)	0.35
Forfeited or expired	(246,222)	1.53
Outstanding at June 30, 2007	4,919,660	$ 1.69	2.08
Exercisable at June 30, 2007	4,067,388	$ 1.40	1.15

The weighted average fair value of options granted during the six months ended June 30, 2007 and 2006, is $0.85 and $2.28, respectively. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the six months ended June 30, 2007 and 2006 was $309,909 and $284,725, respectively.

NBO SYSTEMS, INC.

NOTE J – NET LOSS PER COMMON SHARE

Basic net income (loss) per share (EPS) is calculated using income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants granted or sold, convertible preferred stock and convertible debt. Shares having an anti-dilutive effect on periods presented are not included in the computation of dilutive EPS. As of June 30, 2007 and December 31, 2006, respectively, the Company had 8,596,716 and 8,897,113 potentially dilutive shares of common stock from the exercise of stock options and warrants, 406,520 and 369,550 potentially dilutive shares of common stock from the conversion of preferred stock and 4,810,946 and 3,815,075 potentially dilutive shares of common stock from the conversion of debt, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. The shares of common stock issuable upon exercise of stock options and warrants and upon conversion of debt and preferred stock to common stock could be dilutive in the future.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is not a party to any material threatened or pending legal proceedings, which if adversely determined, would have an adverse material effect on the Company’s financial condition or results of operations. From time to time, however, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, creditor, employee, customer and vendor disputes. During the six months ended June 30, 2007, the Company entered into employment agreements with one executive officer and one senior manager, as well as letters of understanding (collectively, “Compensation Arrangements”) regarding compensation with five other members of management. The Compensation Arrangements set forth certain benefits, some of which are triggered by a change of control event including, but not limited to base salaries, cash bonuses or payments based on a percentage of a change in control transaction value, stock option awards, reinstatement of certain stock options that had previously expired, option vesting upon a change in control of the Company, severance payments that range from three to nine months of salary, and provisions for up to one year of health insurance benefits under certain conditions. The Company has entered into a compensation agreement with a member of the board of directors, which provides for monthly cash compensation, re-pricing of all previously issued stock options to an exercise price of $2.00 per share, and the payment of a change of control bonus calculated as a percentage of the transaction value.

NOTE L – SIGNIFICANT CUSTOMER

One mall customer, Glimcher Properties, accounted for approximately 31% of the total gift card and gift certificate transaction volume in the six months ended June 30, 2007, representing approximately 14% of total revenue and other income. The Company’s fulfillment operations for Darden products accounted for 20% of the total transaction volume in the six months ended June 30, 2007, representing approximately 59% of total revenue and other income. Sales with Darden ceased as of August 3, 2007. No other customers accounted for more than 10% of the Company’s total transaction volume or total revenue and other income for the six months ended June 30, 2007 or 2006.

NOTE M – SUBSEQUENT EVENTS

The Company is a reporting company under the Securities and Exchange Act of 1934, as amended. The shares of common stock of the Company have never traded on any exchange, electronic trading network, over-the-counter, on the bulletin board, or in the pink sheets. The costs of compliance under the Securities Act of 1934, as amended, impose a significant financial burden on the Company and its stockholders. During the preceding 18 months, the executive officers and directors of the Company attempted to raise additional capital, enter into a business combination, and/or sell the Company or its assets. The Company engaged Houlihan Lokey Howard & Zukin to assist in fundraising activities as well as in finding a buyer for the Company, in addition to the efforts of the Company. All attempts to raise capital from institutional investors through equity or debt offerings, to enter into a business combination, or to sell the Company or its assets were unsuccessful. The Company has raised working capital in the form of debt issued to existing stockholders at interest rates that are unfavorable to the Company’s cash flow. The Company is exhausting its cash resources. The Board of Directors of the Company determined that a restructuring of its capital structure is essential to the survival of the Company. The directors determined the value of the Company is substantially less than its

NBO SYSTEMS, INC.

NOTE M – SUBSEQUENT EVENTS - CONTINUED

outstanding indebtedness, and accordingly, that the outstanding shares of preferred stock and common stock of the Company have minimal value. The directors determined that it is in the best interests of the Company, its stockholders, and its debtholders (some of whom are also stockholders) to restructure the Company through the steps described below, rather than through a voluntary or involuntary bankruptcy proceeding, and that such restructuring includes the issuance of shares of common stock and shares of Series B Preferred Stock to the debtholders in order to reduce the outstanding debt of the Company. The directors furtherdetermined it is in the best interests of the Company and its stockholders to recommend to the stockholders of the Company for their approval a restructuring to be effected through a reverse stock split of 250,000 shares of common stock for one share of common stock and to redeem any fractional shares for cash. As a result of such reverse stock split, the continuing holders of common shares would be fewer than the minimum number of stockholders required for continuing registration with the Securities and Exchange Commission. Accordingly, the Company would benefit from terminating its registration with the Securities and Exchange Commission by filing Form 15. The directors further determined that it is in the best interests of the Company and its stockholders to recommend to the stockholders of the Company a conversion of their Series A Preferred Stock into shares of common stock as part of the reverse stock split. With the proposed simplified capital structure, the Company will be in a better position to raise additional capital.

The directors have determined that the Company should use its best efforts to raise additional capital to fund the Company’s business, and that the Company will be unable to raise additional capital unless the Company undertakes the restructuring as described above, reduces the interest payable to the debtholders and improves the working capital situation of the Company. Accordingly on July 12, 2007, the Company, by unanimous written consent of the Board of Directors of the Company:

  Acting pursuant to Article EIGHTH of the Articles of Incorporation, amended the Bylaws of the Company by adding language that allows the Company to issue shares of any class of its authorized stock to its stockholders or non-stockholders for the cancellation of all or some of the outstanding indebtedness owed by the Company to such stockholders or non-stockholders.

  Filed with the state of Maryland, pursuant to Article SIXTH of the Articles of Incorporation, as amended, Articles of Amendment of Articles of Incorporation for Series B Preferred Stock of the Company.

  Authorized the Company to offer and issue to one or more debtholders of the Company, shares of Series B Preferred Stock and shares of common stock in consideration for the cancellation of up to a total of $11,750,000 of indebtedness owed to them by the Company. For each $20.00 of indebtedness cancelled by a debt holder, the Company will issue one share of Series B Preferred Stock and 55 shares of common stock.

  Authorized the issuance of up to 125,000 shares of Series B Preferred Stock for consideration of $16.00 per share to accredited investors only.

  Authorized the Company to hold a stockholders meeting following completion of the review by the Securities and Exchange Commission of the Company’s proxy statement to be submitted to stockholders in connection with the stockholders meeting. The purpose of the stockholders meeting will be to approve the amendment to the articles of incorporation as substantially set forth in the preliminary proxy and Schedule 13E-3 filed with the Securities and Exchange Commission on July 24, 2007.

  Authorized the Company, upon approval by the stockholders of the amendment to the articles of incorporation as substantially set forth in the proxy, to terminate its registration with the Securities and Exchange Commission by filing Form 15.

On July 20, 2007, the Company cancelled $10,792,922 in debt owed to the Company by stockholders and officers in exchange for the issuance of 539,643 shares of Series B Preferred Stock, par value $1.00, and the issuance of 29,680,531 shares of common stock, par value $0.0005. The Series B Preferred Stock converts to common stock at a ratio of 20 shares of common stock for each share of Series B Preferred Stock.

On July 20, 2007, the Company issued 4,500 shares of Series B Preferred Stock, par value $1.00, for a total of $45,000 to a stockholder who is also an accredited investor. The Series B Preferred Stock converts to common stock at a ratio of 20 shares of common stock for each share of Series B Preferred Stock.

On July 20, 2007, the Company entered into a demand note with Keith Guevara, the Company’s Chairman, President and CEO for $75,000 to meet general operating capital needs. The note bears interest at an annual rate of 10%.

On August 1, 2007, the Company entered into a demand note with Keith Guevara, the Company’s Chairman, President and CEO for $15,000 to meet general operating capital needs. The note bears interest at an annual rate of 10%.

On August 1, 2007, the Company entered into a secured promissory note with Christopher Foley, the Company’s CFO, Director and Secretary & Treasurer for $30,000 to meet general operating capital needs. The note bears interest at an annual rate of 10% and is payable upon receipt of certain receivables from vendors anticipated on or about August 3, 2007. The note was retired in full on August 3, 2007.

The Company’s fulfillment contract with GMRI (“Darden”) has been extending on a month-to-month basis since February 2007.  The Company anticipated a reduction in revenue as a result of a change in the contract structure with Darden.  As of August 3, 2007, the Company is no longer fulfilling gift cards for Darden.

NBO SYSTEMS, INC.

RISK FACTORS

Investing in our common stock and/or preferred stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the risks described below in addition to the other information in this Report. Our business prospects, results of operations, liquidity or financial position may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business prospects, results of operations, liquidity or financial position. The value of our common stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our financial statements and related notes. This Report contains forward-looking statements based on management’s current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our independent registered public accounting firm has issued a report emphasizing there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has added an explanatory paragraph to its opinion on our financial statements as of December 31, 2006 and 2005, emphasizing there is substantial doubt about our ability to continue as a going concern. This opinion may be viewed unfavorably by the investment community. This explanatory paragraph provided by the independent registered public accounting firm may be a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We are behind in our payments to note holders and trade creditors. We have been unable to attract any additional equity capital in 2007 on terms that we find acceptable. We urge potential investors to review our financial statements and related notes contained in this Report, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

Since inception, we have incurred net losses and negative cash flows from operating activities.

Since inception of operations in June 1994, we have incurred net losses and negative cash flows from operating activities. As of June 30, 2007, we have incurred cumulative losses of approximately $49.4 million. In recent years, we have been financing our operations, in part, through loans extended by existing stockholders, in exchange for which we have issued promissory notes providing for interest at annual rates of between 10 and 50 percent. These loans aggregate to approximately $7.74 million as of June 30, 2007. We need to raise additional funds to continue to operate our business. We may not be able to obtain such financing on terms favorable to us, if at all. Any additional capital raised through the sale of equity or convertible debt securities would dilute the ownership interests of our then-existing stockholders. Any additional capital raised through debt financing would result in increased interest expense and would likely subject us to financial and other covenants that restrict our ability to operate our business. If financing is unavailable when required or is not available upon acceptable terms, we may not be able to develop or enhance our products and services, marketing efforts or operational infrastructure, which may, in turn, prevent us from achieving profitability and/or continuing in business.

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

We maintain a non-compete agreement with First Data Commercial Services (“FDCS”), limiting the customer base available for fulfillment contract services. At this time, we are unable to offer fulfillment services to direct FDCS clients or competitors.

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

However, approximately 14 states have enacted unclaimed property laws that both provide for the escheat or the delivery of funds underlying the obligation related to gift certificates or gift cards and contain so-called “transactional jurisdiction” provisions. Such “transactional jurisdiction” provisions authorize a state to escheat unclaimed property that was initially sold or distributed within such state. The legal validity of “transactional jurisdiction” provisions is in question given the ruling in Texas v. New Jersey. One federal district court has held that transactional jurisdiction is invalid to the extent it conflicts with Texas v. New Jersey. However, the state courts in two states have upheld the validity of transactional jurisdiction. In future years, as the dormancy periods for the years in which the gift cards and gift certificates were issued expire, the potential escheatment amount might become material.

We face the risk that some of the states that have enacted “transactional jurisdiction” provisions will attempt to enforce such provisions and claim the funds associated with the unused gift certificates and gift cards that we hold. If such states are successful in applying such laws, our business prospects, results of operations, liquidity, and financial position would be adversely affected. Furthermore, some of the states which have not enacted “transactional jurisdiction” provisions might enact such provisions in the future. If additional states enact “transactional jurisdiction” provisions and the unclaimed property laws of such states provide for the delivery to the state of funds associated with unused gift certificates or gift cards, our business prospects, results of operations, liquidity, and financial position may further be adversely affected. The potential amount subject to delivery to the states that have transactional jurisdiction statutes that do not exempt gift cards and gift certificates at the end of our last fiscal year is not material.

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

Our field of business contains numerous competitors, many of whom are larger and better capitalized than we are. MidAmerica Gift Certificate Company, owned by BB&T Corp., the nation's 10th largest full-service financial-holding company, directly competes with us and has the advantage of a well-capitalized corporate parent. We compete with large mall developers and owners who maintain their own in-house gift card programs. Numerous transactions have recently resulted in the consolidation of the ownership of numerous shopping malls, and we have lost customers when large mall owners acquired our customers and implemented their own in-house gift card programs. In addition, national retailers have implemented their own gift card programs, thus removing themselves from the universe of potential customers for us.

Our success is highly dependent on general economic conditions since consumer gifts are highly discretionary.

Our business is subject to changes in general economic conditions. Since purchases of our products and services are dependent upon discretionary spending by the users of our gift cards, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general or perceived slowdown in the United States economy or uncertainty to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products or services. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower transaction volumes and revenues and adversely affect our liquidity and profitability. A nationwide economic downturn could adversely impact our busiest selling season and reduce the expected revenues and other income we expect to receive to fund our operations.

The execution of our growth strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key personnel, including Keith A. Guevara, our President and Chief Executive Officer. We carry $2,000,000 in key man life insurance on Mr. Guevara. We believe future success will also depend, in part, upon the ability to attract, retain and motivate qualified personnel. Christopher Foley, our Chief Financial Officer, has a three-year employment agreement with a term through December 31, 2009. Christopher McGee, our Senior Vice President of Sales and Marketing, has a three-year employment agreement with a term through March 26, 2009.

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

NBO SYSTEMS, INC.

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

The risks associated with financial reporting have come to the forefront in recent years. Any failure to effectively implement adequate controls or meet the growing systems and staffing needs of our accounting and finance functions could result in errors in our published financial reports or in other failures to comply with our obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002. Based upon our size and scope of operations, we are not required to comply with Sarbanes-Oxley Section 404 until the Company’s first fiscal year ending on or after July 15, 2007, which would require a Company assessment by December 31, 2007, and our full compliance by December 31, 2008. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud within the Company. Our intent is to operate within the confines of the requirement to ensure effective internal controls within the organization. As we have been a non-listed public company, we have had limited accounting personnel and other resources with which to address our internal controls and procedures. Our reporting obligations will increase significantly should we become a listed public company, placing a considerable strain on our management, operational and financial resources and systems for the foreseeable future. We are currently developing and improving our internal accounting systems, particularly our operational, financial, communications and management controls and our reporting systems and procedures. We expect to devote significant resources to ensure that our administrative infrastructure and system of internal controls remain adequate for a listed public company. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting. Non-compliance with the Sarbanes-Oxley Act can result in litigation, public scrutiny, and/or lost revenues, significantly limiting opportunities for future growth.

NBO SYSTEMS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Note Regarding Forward – Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included in our 2006 Form 10-KSB and our 2007 Forms 10-QSB. This discussion should be read in conjunction with our unaudited condensed financial statements and accompanying notes presented in Part I, Item 1 of this report. This item discusses our results of operations for the three-month and six-month periods ended June 30, 2007, and compares these periods with the same periods of the previous year. In addition, the discussion describes the significant changes in our financial position at June 30, 2007, as compared to December 31, 2006, our fiscal year end. The following discussion contains forward-looking statements that involve risks and uncertainties. Readers should not place undue reliance on these forward-looking statements. These forward-looking statements are based on management’s current expectations and actual results could differ materially from those discussed herein. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-QSB to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by law.

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

  Payment system interchange and transaction fees in connection with card transactions.

  Interest on funds held in reserve for the payment of transactions with the prepaid, stored-value cards.

  Monthly administrative fees and renewal fees charged on inactive prepaid, stored-value cards.

  Remaining amount inquiry fees.

  Fees charged to sponsors of employee incentive and customer rewards programs.

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

We also provide gift card fulfillment services to clients of FDCS (also referred to as “ValueLink” – ValueLink changed it’s name to “FDCS” in 2006) through our call center and internet fulfillment website.  We record revenue equal to the fulfillment fee paid to us by FDCS and the shipping and handling charges.

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

We record the pre-purchased inventory fulfillment business transaction volume conducted for third parties as revenue. We derive the majority of the revenue from this channel from our Darden relationship. We expect the percentage of revenues in future periods to be reduced as we generate other revenue from new products and services that we anticipate selling through other business channels in 2007. Additionally, at some point in 2007, the Darden relationship and the subsequent revenues received from selling Darden gift cards will shift from a pre-purchased inventory scenario where we recognize the full face value of the gift card sold as revenue, to a fee per card fulfilled basis similar to our relationship with FDCS. Although this change will significantly impact our revenues in 2007 and periods going forward from this client, we expect an immaterial change in operating profit as a result. We anticipate this change to become effective in the third quarter of 2007.

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

Fulfillment Services

We are the exclusive provider for Internet and call-center order processing and fulfillment services for dedicated closed network gift cards for FDCS. We also fulfill on an exclusive basis, third-party gift certificates and gift cards acquired through our own direct marketing efforts. We anticipate an increase in FDCS clients in 2007 and a corresponding increase in revenues. We also plan to pursue fulfillment opportunities on our own that do not infringe upon our non-compete agreement with FDCS. We have developed and introduced re-loadable card options as well as gift card and greeting card personalization options to consumers purchasing gift cards via the Internet, supplementing our fulfillment revenue streams. We will continue to focus our efforts on business which produces acceptable margins while discontinuing unprofitable operations. Our fulfillment contract with GMRI (“Darden”) had been extending on a month-to-month basis since February 2007.  We anticipated a reduction in revenue as disclosed in this Form 10-QSB and previous filings as a result of a change in the contract structure with Darden.  As of August 3, 2007, we are no longer fulfilling gift cards for Darden

Incentive Cards

According to a 2006 Mercator Advisory Group industry survey, gift cards and certificates are used by over 80% of companies in the United States as part of their overall incentive programs. Uses include recognizing performance, as sales incentives, as business gifts and as consumer promotions. Gift cards are being used as incentive tools across all types of organizations, including manufacturers, wholesalers, retailers and service providers. We believe a significant portion of our sales and revenues going forward will be derived from business-to-business prepaid card programs. We believe we can significantly improve the number of new programs we bring on board in 2007 based on new direct sales and marketing efforts being directed at this channel. These types of gift card programs are typically exempt from general gift card legislation as these programs are funded by corporations, not consumers, and are given to employees or consumers free of charge. We intend to shift more of our focus on these products going forward. We expect to add a number of new programs with modest volume increases in 2007 based on new agreements signed in the first and second quarter of 2007.

NBO SYSTEMS, INC.

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

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Mall gift cards	$ 3,349,000	$ 4,730,000	$ (1,381,000)	-29.2%
NBO fulfillment [excluding FDCS ("ValueLink")]	1,212,000	1,342,000	(130,000)	-9.7%
FDCS ("ValueLink")	900,000	800,000	100,000	12.5%
Mall gift certificates	218,000	403,000	(185,000)	-45.9%
B2B loyalty/incentive cards	130,000	243,000	(113,000)	-46.5%
B2C loyalty/incentive cards	51,000	-	51,000	na
NBO issued theme cards	1,000	-	1,000	na
	$ 5,861,000	$ 7,518,000	$ (1,657,000)	-22.0%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Mall gift cards	$ 5,952,000	$ 8,098,000	$ (2,146,000)	-26.5%
NBO fulfillment [excluding FDCS ("ValueLink")]	2,155,000	2,284,000	(129,000)	-5.6%
FDCS ("ValueLink")	1,581,000	1,257,000	324,000	25.8%
Mall gift certificates	413,000	685,000	(272,000)	-39.7%
B2B loyalty/incentive cards	249,000	318,000	(69,000)	-21.7%
B2C loyalty/incentive cards	93,000	-	93,000	na
NBO issued theme cards	5,000	-	5,000	na
	$ 10,448,000	$ 12,642,000	$ (2,194,000)	-17.4%

Over the last several years, we experienced a major shift from mall gift certificate sales to mall gift card sales. This was primarily a result of consolidation in the commercial real estate sector – specifically shopping malls, as well as a reflection of the overall trend in the industry towards stored-value gift card products, versus paper gift certificates. We anticipate a further reduction in gift certificate sales as more properties convert to stored-value mall gift cards. With the decline in gift certificate sales (-45.9% and -39.7%, respectively, for the three- and six-month periods ended June 30, 2007), we have developed new products and services to provide diversification away from the mall channel. We will continue to grow our mall gift card business, but anticipate less of a reliance on the mall channel for future growth in sales and revenue. Gift cards are now of a ubiquitous nature, for sale at almost any retail location. The ease with which consumers can purchase gift cards outside the shopping mall is having a negative impact on the number of cards being sold within the shopping mall. Many mall cards are closed-loop cards only redeemable at the mall property. Our research confirms that consumers are interested in purchasing both the mall gift cards as well as open-loop gift cards that can be redeemed anywhere. We are now selling both open and closed-looped cards side by side to offer consumers more choices. The amount of gift card sales is also directly attributable to the marketing and advertising budget of the mall owner/operator. We are stressing the importance of the allocation of sales and marketing resources to our mall partners. While our mall gift card transaction volume is down from a year ago (-29.2% and -26.5%, respectively, for the three- and six-month periods ended June 30, 2007) for the reasons just stated, our gross profit margins, as discussed further below, have increased due to a change in economic model that relies less on monthly maintenance fees and expiration fees, and more on up-front point of sale fees. We see this as a continuing industry trend. We experienced a decline in the number of third-party gift certificates and gift cards fulfilled (-9.7% and -5.6%, respectively, for the three- and six-month periods ended June 30, 2007). The majority of this transaction volume resulted from year-over-year declines in Darden sales (Red Lobster, Olive Garden, Bahama Breeze and Seasons 52). We expect a decrease of approximately $4 million to $5 million in total transaction volume and revenue through the remainder of 2007 as a result of the termination of our fulfillment relationship with Darden. FDCS (“ValueLink”) transaction volume increased 12.5% and 25.8%, respectively, for the three- and six-month periods ended June 30, 2007. We expect full year 2007 FDCS transaction volume to exceed 2006 volumes. We are just beginning concerted efforts to increase our B2B and B2C loyalty/incentive card businesses. Overall transaction volume decreased 22.0% and 17.4%, respectively, for the three- and six-month periods ended June 30, 2007 for the reasons just described.

NBO SYSTEMS, INC.

Revenues and Other Income

We recorded revenues and other income from the various channels as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Sale of third party gift certificates/cards	$ 1,209,000	$ 1,340,000	$ (131,000)	-9.8%
Fees earned from customers	285,000	360,000	(75,000)	-20.8%
Merchant fees earned from retailers	122,000	183,000	(61,000)	-33.3%
Miscellaneous income	165,000	156,000	9,000	5.8%
Interest on restricted cash	40,000	47,000	(7,000)	-14.9%
Gift certificate breakage	46,000	69,000	(23,000)	-33.3%
Total revenues and other income	$ 1,867,000	$ 2,155,000	$ (288,000)	-13.4%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Sale of third party gift certificates/cards	$ 2,131,000	$ 2,271,000	$ (140,000)	-6.2%
Fees earned from customers	837,000	850,000	(13,000)	-1.5%
Merchant fees earned from retailers	280,000	362,000	(82,000)	-22.7%
Miscellaneous income	276,000	262,000	14,000	5.3%
Interest on restricted cash	108,000	112,000	(4,000)	-3.6%
Gift certificate breakage	62,000	66,000	(4,000)	-6.1%
Total revenues and other income	$ 3,694,000	$ 3,923,000	$ (229,000)	-5.8%

Our business is subject to typical retail seasonality. We sell the majority of our gift certificates and gift cards between Thanksgiving and Christmas every year. We have specific holiday spikes such as Easter, Mother’s Day and Father’s Day, but the first six calendar months of the year typically represent approximately only 20% of our transaction volume and revenues and other income. Approximately 65% of our full year revenues and other income are represented by activity in the fourth quarter of each calendar year. As noted in the transaction volume table above, we have shifted from gift certificates to gift cards. We earned the majority of fees from the monthly maintenance fees and expiration fees from unused gift cards sold in prior periods. We have also been able to negotiate with malls to retain all or a portion of the point-of-sale fees assessed by malls upon the sale of the gift cards. In contrast, in our past contracts we generally allowed the malls to retain these point-of-sale fees. We expect the trend of increased fees to continue as we complete new mall contracts going forward and as we sell more gift cards than gift certificates. Revenues and other income decreased 13.4%, or $288,000, and 5.8%, or $229,000 in the three- and six-months ended June 30, 2007, respectively, compared to the three- and six-months ended June 30, 2006. Other income is comprised solely of gift certificate breakage (down 33.3%, or $23,000, and 6.1%, or $4,000 in the three- and six-months ended June 30, 2007, respectively, compared to the three- and six-months ended June 30, 2006). Sales of third-party gift certificates/cards decreased, as Darden sales were down in the three- and six-months ended June 30, 2007 compared to the three- and six-months ended June 30, 2006. Revenues and other income will decline substantially in the remainder of 2007 as a result of the termination of our Darden fulfillment relationship. The fees we earned from customers in the form of maintenance fees and expiration fees on gift cards decreased 20.8%, or $75,000, and 1.5%, or $13,000 in the three- and six-months ended June 30, 2007, respectively, compared to the three- and six-months ended June 30, 2006 due to the extension of the waiting period before we begin to collect monthly maintenance fees from six months to thirteen months to make our programs more consumer friendly regarding fees. Gift certificate sales are expected to decline. Gift certificate breakage income will likely decrease in future periods due to our shift in focus from gift certificate sales to gift card sales. Miscellaneous income is comprised primarily of postage and handling as well as equipment and lease of our counter top units (“CTU’s”).

Cost of Revenues and Other Income

We recorded cost of revenues for the various revenue channels as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Third-party gift certificates/cards	$ 1,124,000	$ 1,247,000	$ (123,000)	-9.9%
Merchant fees and charges	287,000	400,000	(113,000)	-28.3%
Other	139,000	139,000	-	0.0%
Commissions paid to mall owner/operators	10,000	28,000	(18,000)	-64.3%
Total cost of revenues and other income	$ 1,560,000	$ 1,814,000	$ (254,000)	-14.0%

NBO SYSTEMS, INC.

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Third-party gift certificates/cards	$ 1,979,000	$ 2,109,000	$ (130,000)	-6.2%
Merchant fees and charges	650,000	809,000	(159,000)	-19.7%
Other	206,000	248,000	(42,000)	-16.9%
Commissions paid to mall owner/operators	14,000	51,000	(37,000)	-72.5%
Total cost of revenues and other income	$ 2,849,000	$ 3,217,000	$ (368,000)	-11.4%

Cost of revenues and other income decreased 14.0%, or $254,000, and 11.4%, or $368,000 in the three- and six-months ended June 30, 2007, respectively, compared to the three- and six-months ended June 30, 2006, as our transaction volume and our revenues and other income decreased as described above. Cost of revenues associated with third-party gift certificates and cards represents the costs associated with providing outside gift certificates and gift cards to our fulfillment customers. We purchase our inventory of cards and certificates directly from the vendors at a discount and then resell the inventory at full face value. As noted above, we experienced declining sales and declining revenues associated with those sales, and experienced a corresponding decrease in the cost of revenues associated with third-party cards and certificates. Merchant fees and charges decreased as a result of decreased sales, further resulting in less mall gift cards and gift certificates purchased by consumers with credit/debit cards. We pay a commission on some mall gift cards sold (based on transaction volume and the number of cards sold) to mall owner/operators as an incentive to use our card programs. We accumulate these commissions and pay the commissions to the malls approximately one year following the completion of the card transaction year. However, in 2005 and 2006, we changed our economic models to rely less upon monthly maintenance fees on gift cards and more on point of sale fees. Concurrently, we reduced the commission payouts due on expiration of the gift cards. These factors, along with the significant reduction in gift certificate sales, resulted in a decrease in commissions paid in the three- and six-months ended June 30, 2007 compared to the three- and six-months ended June 30, 2006 of 64.3%, or $18,000, and 72.5%, or $37,000, respectively. The category of “Other costs” is comprised primarily of postage and handling costs associated with providing gift cards and certificates to our mall clients, and the cost of gift card and gift certificate stock. The largest change in these accounts from the prior year is due to the “hard costs” associated with providing our mall gift card products. We incur all of the up-front costs of the raw plastic, the embossing and encoding of the gift cards. As the number of gift cards issued increases or decreases annually, these hard costs increase or decrease proportionately.

Gross Profit

Gross profit for the three- and six-month periods ended June 30, 2007 is as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Revenues and other income	$ 1,867,000	$ 2,155,000	$ (288,000)	-13.4%
Cost of revenues and other income	(1,560,000)	(1,814,000)	254,000	-14.0%
Gross profit	$ 307,000	$ 341,000	$ (34,000)	-10.0%
Gross margin %	16.4%	15.8%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Revenues and other income	$ 3,694,000	$ 3,923,000	$ (229,000)	-5.8%
Cost of revenues and other income	(2,849,000)	(3,217,000)	368,000	-11.4%
Gross profit	$ 845,000	$ 706,000	$ 139,000	19.7%
Gross margin %	22.9%	18.0%

Transaction volume decreased in the three- and six-month periods ended June 30, 2007 as described above. Correspondingly, revenues and other income also decreased in the three- and six-month periods ended June 30, 2007 as described above. Cost of revenues and other income also decreased in the three- and six-month periods ended June 30, 2007 as described above. Collectively, gross profit decreased 10.0%, or $34,000 in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. However the decrease in cost of revenue and other income exceeded the decrease in revenue and other income in the six moth period ended June 30, 2007 compared to the six-month period ended June 30, 2006. Collectively, gross profit increased 19.7%, or $139,000 in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006. Gross margins increased to 16.4%, and 22.9%, in the three- and six-month periods ended June 30, 2007, respectively, from 15.8%, and 18.0%, respectively, in the three- and six-month periods ended June 30, 2006. We anticipate gross margins will be maintained at approximately 20% to 30% throughout 2007. Our shift in revenues away from gift certificates, which carried a lower gross margin is reflected in the increase in gross profit. We expect our non-mall programs that we are introducing to carry higher gross margins, which we believe will increase gross profit as well. We must increase our volumes generated by all programs to become cash-flow positive.

NBO SYSTEMS, INC.

Selling, General and Administrative Expenses

We recorded selling, general and administrative expenses for the three- and six-month periods ended June 30, 2007 as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Personnel	$ 752,000	$ 779,000	$ (27,000)	-3.5%
Rent and office expense	172,000	146,000	26,000	17.8%
Depreciation and amortization	30,000	33,000	(3,000)	-9.1%
Professional fees	151,000	126,000	25,000	19.8%
Other selling, general and administrative expenses	66,000	63,000	3,000	4.8%
	$ 1,171,000	$ 1,147,000	$ 24,000	2.1%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Personnel	$ 1,557,000	$ 1,592,000	$ (35,000)	-2.2%
Rent and office expense	324,000	313,000	11,000	3.5%
Depreciation and amortization	60,000	67,000	(7,000)	-10.4%
Professional fees	320,000	296,000	24,000	8.1%
Other selling, general and administrative expenses	107,000	114,000	(7,000)	-6.1%
	$ 2,368,000	$ 2,382,000	$ (14,000)	-0.6%

Selling, general and administrative expenses increased 2.1% and decreased 0.6% in the three- and six-month periods ended June 30, 2007, respectively, compared to the three- and six-month periods ended June 30, 2006. Personnel expenses were slightly reduced mainly due to attrition. Rent expenses decreased slightly as a result of a renegotiated lease agreement for less office space. However, office expenses increased due to moving costs. Professional fees increased due to the cost in preparation of additional filings with the Securities and Exchange Commission as described in the notes to the financial statements. These fees will likely increase in connection with our capital restructuring. We cannot predict how federal and state regulatory activity may affect us, especially as state governments address the legal requirements associated with unclaimed property. We expect additional expenditures to protect and further our interests in this area. Management remains committed to controlling our costs and minimizing selling, general and administrative expenses.

Operating Loss

Operating losses for the three- and six-month periods ended June 30, 2007 are as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Revenues and other income	$ 1,867,000	$ 2,155,000	$ (288,000)	-13.4%
Operating expenses
Cost of revenues	(1,560,000)	(1,814,000)	254,000	-14.0%
Selling, general & admin. expenses	(1,171,000)	(1,147,000)	(24,000)	2.1%
Operating loss	$ (864,000)	$ (806,000)	$ (58,000)	7.2%
Operating margin	-46.3%	-37.4%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Revenues and other income	$ 3,694,000	$ 3,923,000	$ (229,000)	-5.8%
Operating expenses
Cost of revenues	(2,849,000)	(3,217,000)	368,000	-11.4%
Selling, general & admin. expenses	(2,368,000)	(2,382,000)	14,000	-0.6%
Operating loss	$ (1,523,000)	$ (1,676,000)	$ 153,000	-9.1%
Operating margin	-41.2%	-42.7%

Collectively, our operating loss increased 7.2%, or $58,000, in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. However, our operating loss improved 9.1%, or $153,000, in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Operating negative margins worsened to (46.3%) in the three-month period ended June 30, 2007 from (37.4%) in the three-month period ended June 30, 2006. However, operating negative margins improved

NBO SYSTEMS, INC.

to (41.2%) in the six-month period ended June 30, 2007 from (42.7%) in the six-month period ended June 30, 2006. We will continue to market our products and services to gain market share, while focusing on higher margin products and shifting our focus to more “up-front” revenue streams. We have consistently decreased our selling, general and administrative expenses, and will continue to be vigilant in minimizing our spending for overhead items. Increasing volumes generated by all programs is necessary to become cash-flow positive.

Interest Expense

We recorded interest expenses for the three- and six-month periods ended June 30, 2007 as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Interest expense	$ 890,000	$ 910,000	$ (20,000)	-2.2%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Interest expense	$ 1,721,000	$ 1,517,000	$ 204,000	13.4%

As of June 30, 2007, we had notes payable to stockholders of totaling $7.74 million compared to $8.29 million as of June 30, 2006. Our interest expense decreased 2.2% for the three-month period ended June 30, 2007 due primarily to the retirement of some loans. However, our interest expense increased 13.4% for the six-month period ended June 30, 2007 due primarily to raising additional working capital through debt to stockholders at unfavorable rates to us. While our debt has been reduced, our interest expense is up as a result of default provisions in certain notes to stockholders at significantly higher interest rates as well as the amortization of discounts over the prior year. Until such time that we achieve positive cash flows from operating activities, we will continue our efforts to raise working capital from debt and equity financings. We may sell certain assets or a portion or all of the Company to pay down some or all of the debt and restructure the capitalization of our debt to help eliminate interest expense as further described in the notes to the financial statements. As of July 20, 2007, approximately $10.4 million in debt including accrued interest from notes to stockholders has been eliminated in exchange for shares of Series B Preferred Stock and shares of common stock. Additionally, as of July 20, 2007, approximately $403,000 in debt, including accrued interest from notes to officers has been eliminated in exchange for shares of Series B Preferred Stock and shares of common stock. As a result, our interest expense will decrease significantly going forward.

All of the working capital needed in excess of cash generated from operating activities has been provided by loans from existing stockholders or additional equity investments that are discussed below. We sometimes elect to enter into debt agreements with interest rates that are not favorable to us, or loans with dilutive warrants to purchase common stock attached. Notes to stockholders as of June 30, 2007 bear interest at rates between 10% and 50%. In addition, the debt agreements have generally provided for the issuance of warrants to purchase our common stock and provisions to convert the debt to our common stock. In some cases, the conversion price has been less than the fair market value of our common stock, resulting in a non-cash beneficial conversion interest expense feature. In addition, the warrants issued in connection with debt financings and re-financings have been recorded as debt discounts or deferred financing costs. The debt discounts and deferred financing costs are recognized as interest expense over the life of the note. A significant portion of the interest expense recorded resulted from the issuance of warrants as payment of interest, the amortization of debt discounts and deferred financing costs, and the beneficial conversion features. The following table details interest expense during the three-month and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Interest paid in cash plus change in accrued interest	$ 883,000	$ 446,000	$ 437,000	98.0%
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	7,000	464,000	(457,000)	-98.5%
Total interest expense	$ 890,000	$ 910,000	$ (20,000)	-2.2%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Interest paid in cash plus change in accrued interest	$ 1,699,000	$ 841,000	$ 858,000	102.0%
Interest expense recorded due to beneficial conversion features and amortization of debt discounts and deferred finance costs	22,000	676,000	(654,000)	-96.7%
Total interest expense	$ 1,721,000	$ 1,517,000	$ 204,000	13.4%

NBO SYSTEMS, INC.

Net Loss

Net loss for the three- and six-month periods ended June 30, 2007 is as follows:

	Three Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Net loss	$ (1,752,000)	$ (1,709,000)	$ (43,000)	-2.5%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change

Net loss	$ (3,234,000)	$ (3,190,000)	$ (44,000)	-1.4%

During the three months ended June 30, 2007 compared to the three months ended June 30, 2006:

•	Our transaction volume decreased 22.0%;
•	Our revenues and other income decreased 13.4%;
•	Our cost of revenues and other income decreased 14.0%;
•	Our gross profit decreased 10.0%;
•	Our gross margin percentage increased by 3.8%, from 15.8% to 16.4%;
•	Our selling, general and administrative expenses increased 2.1%;
•	Our operating loss increased 7.2%;
•	Our interest expense decreased 2.2%; and
•	Our net loss increased 2.5%

During the six months ended June 30, 2007 compared to the six months ended June 30, 2006:

•	Our transaction volume decreased 17.4%;
•	Our revenues and other income decreased 5.8%;
•	Our cost of revenues and other income decreased 11.4%;
•	Our gross profit increased 19.7%;
•	Our gross margin percentage increased by 27.2%, from 18.0% to 22.9%;
•	Our selling, general and administrative expenses decreased 0.6%;
•	Our operating loss decreased 9.1%;
•	Our interest expense increased 13.4%; and
•	Our net loss increased 1.4%

However, the positive changes were overshadowed by the high cost of capital for operating purposes as evidenced by the increase in interest expense related to fund raising activities. In order to obtain operating profitability, we must reduce general and administrative expenses and increase the transaction volume of gift cards sold. We have taken significant positive steps to minimize interest expense as described above and will continue in our cost-cutting efforts as well as expansion of new business.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

Our EBITDA for the three- and six-month periods ended June 30, 2007 is as follows:

Three Months Ended June 30,		Dollar	Percentage
2007	2006	Change	Change
Net loss	$ (1,752,000)	$ (1,709,000)	$ (43,000)	-2.5%
Add interest expense	890,000	910,000	(20,000)	-2.2%
Add income taxes	-	2,000	(2,000)	-100.0%
Add depreciation and amortization	30,000	33,000	(3,000)	-9.1%
Negative EBITDA	$ (832,000)	$ (764,000)	$ (68,000)	-8.9%

	Six Months Ended June 30,		Dollar	Percentage
	2007	2006	Change	Change
Net loss	$ (3,234,000)	$ (3,190,000)	$ (44,000)	-1.4%
Add interest expense	1,721,000	1,517,000	204,000	13.4%
Add income taxes	4,000	5,000	(1,000)	-20.0%
Add depreciation and amortization	60,000	67,000	(7,000)	-10.4%
Negative EBITDA	$ (1,449,000)	$ (1,601,000)	$ 152,000	9.5%

NBO SYSTEMS, INC.

EBITDA is a non-GAAP measure and should not be used as a replacement for the GAAP measures of net loss or cash flows from operating activities. EBITDA is a common metric used by management, investors and others to normalize financial results in an effort to make comparisons of companies easier. It is a measure of controllable operating costs incurred by a company and is considered a useful additional measure by which the Company can be evaluated. Management believes that EBITDA, reflects operating results after excluding interest expense and certain other non-cash items, which significantly contribute to the overall net loss. EBITDA comparisons provide measurements for management to assess the impacts of re-capitalizing the balance sheet and reducing or eliminating the Company’s debt in its efforts to bring the Company’s operations profitable. EBITDA is commonly used by investment bankers to evaluate the financial strength of a company and to establish a valuation for the company based on comparable companies in similar industries. Our EBITDA results decreased 8.9%, or $68,000, in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. Our EBITDA results improved 9.5%, or $152,000, in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006.

Liquidity and Capital Resources

Our independent registered public accounting firm added an explanatory paragraph to its opinion on our financial statements as of December 31, 2006 and 2005 emphasizing that substantial doubt exists about our ability to continue as a going concern. This opinion may be viewed unfavorably by the investment community. This explanatory paragraph provided by the independent registered public accounting firm may be a significant impediment to our ability to raise additional capital or seek financing from entities that will not conduct such transactions in the face of such increased level of risk of insolvency and loss, increased difficulty in attracting talent, and the diversion of the attention of our executive officers and other key employees to raising capital or financing rather than devoting time to the day-to-day operations of our business. We are in default on some of our payments to note holders and trade creditors as described in the notes to the financial statements. We have been unable to attract any additional equity capital in 2007 on terms that we find acceptable. We urge potential investors to review the report of the independent registered public accounting firm and our financial statements and related notes contained in this Report, and to seek independent advice concerning the substantial risks related thereto before making a decision to invest in us.

Our total costs and expenses are currently greater than revenues and other income. In addition, our operating activities have used cash rather than provided cash. We have had a history of losses and our accumulated deficit (since inception June 23, 1994) through June 30, 2007 was approximately $49.4 million. During the six months ended June 30, 2007, we utilized approximately $1.8 million in cash from operating activities. We have deferred payments to certain trade creditors in the amount of approximately $3.3 million and these amounts are currently past due. At June 30, 2007, we had a deficit in working capital of approximately $16.2 million. Our ability to meet our obligations as they come due is dependent upon obtaining additional financing. Our net losses increased by 2.5% and 1.4%, respectively, for the three- and six-months ended June 30, 2007, respectively, as compared to the three- and six-months ended June 30, 2006. We will continue our efforts to raise capital through private equity or debt financings, as well as institutional investors, until our operations provide sufficient cash to meet our needs. We are taking steps to improve profitability and sales. We have recapitalized our balance sheet as described above. We can give no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing. If we are unable to improve operations or obtain additional debt or equity financing, we may be required to further restructure operations during 2007. We may be able to sell all or a portion of our assets to reduce debt and provide working capital. We currently operate without a line of credit and we occasionally enter into short and long-term promissory notes with accredited investors, typically existing stockholders. These promissory notes often have conversion privileges into our common stock, easing debt service requirements. However, conversion privileges and warrants issued in conjunction with the notes dilute existing stockholders and increase our net losses.

Liquidity and Financing Arrangements

  On January 3, 2007, February 8, 2007, February 11, 2007, April 3, 2007 and May 9, 2007, we collectively issued 76,666 warrants to purchase common stock with an exercise price of $2.00 with a combined fair value of $12,128 as payment of interest in connection with note agreements to a stockholder. The note agreements call for the quarterly issuance of a specified number of warrants. We recorded the fair value of the warrants issued as interest expense as the warrants are issued.

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

NBO SYSTEMS, INC.

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

  On April 1, 2007, we defaulted on accounts payable due to GMRI for fulfillment services for GMRI’s gift cards. GMRI extended credit to us at an annual rate of 10%. The secured note totals $3,263,338 as of June 30, 2007 and is due as certain fee income from MetaBank is payable to us, after our secured long-term note to MetaBank is retired.

  On May 18, 2007, we borrowed $1,000,000 from MetaBank of Sioux Falls, South Dakota, the primary issuer of our gift cards. This loan is secured by certain future revenue streams to us from fees assessed to gift cards in the form of monthly maintenance fees and breakage when the gift cards expire. The term of the loan is 24 months and bears interest at an annual rate of 9.75%. Until this loan is retired, certain fees due to us from MetaBank will first be applied to the outstanding principal and interest balance.

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

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2007, the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

b.	Changes in internal controls.

During the first two quarters of 2007 covered by this report, we made no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six-month period ended June 30, 2007, the Company:

  Issued 312,500 shares of common stock to the Company’s President upon exercise of 312,500 stock options at $0.35 per share, in payment of $188 of accrued interest, $37,187 of principal on notes payable to officer, and $72,000 of accrued liabilities for paid time off (net of tax).

  Issued 76,666 warrants to purchase common stock with an exercise price of $2.00 per share with an aggregate fair value of $12,128 as payment of interest in connection with note agreements. The note agreements call for the quarterly issuance of a specified number of warrants. The fair value of the warrants issued is recorded as interest expense.

NBO SYSTEMS, INC.

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of matters to a vote of Security Holders.

No matters were submitted to a vote of security holders in the quarter ended June 30, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits

 Remainder of this page intentionally left blank.

NBO SYSTEMS, INC.

Exhibit
Number	Description
3.1	Articles of Incorporation for a Stock Corporation in the State of Maryland (Filed as Exhibit 2(a) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.2	Certificate of Ownership and Merger (Filed as Exhibit 2(b) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.3	Bylaws of NBO Systems, Inc. (Filed as Exhibit 2(c) to the Registrant’s Form 10-SBA filed on April 26, 2002, and incorporated herein by reference.)
3.4	Articles of Amendment of Articles of Incorporation (Filed as Exhibit 3.4 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Articles of Incorporation, as amended, and Bylaws for NBO Systems, Inc. defining the rights of holders of common stock of NBO Systems, Inc.
4.2	Amended 1997 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant’s Form 10KSB filed on May 2, 2005 and incorporated herein by reference.)
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

Dated: August 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Keith A. Guevara	President, Chief Executive Officer	August 14, 2007
Keith A. Guevara	and Chairman of the Board of Directors
*Principal Executive Officer

/s/ Christopher Foley	Chief Financial Officer, Director,	August 14, 2007
Christopher Foley	Secretary and Treasurer
*Principal Financial and Accounting Officer

/s/ Andrew Boyd-Jones	Director	August 14, 2007
Andrew Boyd-Jones